Form 10-K405
period 1997-08-30
ARCHIBALD CANDY CORP
filed 1997-11-26
CIK 1044269

                                               COMMISSION FILE NUMBER: 333-33751
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark One)

    /X/  Annual report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the fiscal year ended August 30, 1997.

    / /  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from                  to
                        .

                            ------------------------

                          ARCHIBALD CANDY CORPORATION

             (Exact name of registrant as specified in its charter)

           ILLINOIS                        36-0743280
 (State or other jurisdiction           (I.R.S. Employer
      of incorporation or              Identification No.)
         organization)

 1137 WEST JACKSON BOULEVARD,       TELEPHONE: (312) 243-2700
    CHICAGO, ILLINOIS 60607
    (Address and telephone number of the of the registrant's
                  principal executive office)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 243-2700

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No _X_

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

    As of November 26, 1997, none of the registrant's Common Stock, par value $.01 per share, is held by non-affiliates of the registrant.

    As of November 26, 1997, the number of shares outstanding of the registrant's Common Stock was 4,210 shares, all of which is held by Fannie May Holdings, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of Item 14 of Part IV of this report are incorporated by reference to the registrant's Registration Statement on Form S-1 (Commission File No. 333-33751) filed on October 9, 1997 and certain exhibits to such Registration Statement.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            NUMBER
                                                                             OR
                                                                            REFERENCE
                                                                            ----
PART I
  Item 1--Business........................................................     1
  Item 2--Properties......................................................     8
  Item 3--Legal Proceedings...............................................     9
  Item 4--Submission of Matters to a Vote of Security Holders.............     9

PART II
  Item 5--Market for the Company's Common Equity and Related Stockholder
    Matters...............................................................    10
  Item 6--Selected Financial Data.........................................    11
  Item 7--Management's Discussion and Analysis of Financial Condition and
    Results of Operations.................................................    13
  Item 8--Financial Statements and Supplementary Data.....................    20
  Item 9--Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosures.................................................    20

PART III
  Item 10--Directors and Executive Officers of the Company................    20
  Item 11--Executive Compensation.........................................    22
  Item 12--Security Ownership of Certain Beneficial Owners and
    Management............................................................    25
  Item 13--Certain Relationships and Related Transactions.................    26

PART IV
  Item 14--Exhibits, Financial Statement Schedules, and Reports on Form
    8-K...................................................................    29

                                     PART I
                                ITEM 1--BUSINESS

    AS USED IN THIS REPORT, THE "COMPANY" OR "ARCHIBALD" REFERS TO ARCHIBALD CANDY CORPORATION AND "HOLDINGS" REFERS TO FANNIE MAY HOLDINGS, INC. THE COMPANY IS A WHOLLY-OWNED SUBSIDIARY OF HOLDINGS. IN AUGUST 1995, THE COMPANY CHANGED ITS FISCAL YEAR END FROM AUGUST 31 TO THE LAST SATURDAY IN AUGUST. ALL REFERENCES IN THIS REPORT TO FISCAL YEARS PRIOR TO 1995 REFER TO THE FISCAL YEAR OF THE COMPANY ENDED ON AUGUST 31 OF SUCH YEAR AND ALL REFERENCES IN THIS REPORT TO FISCAL YEARS FROM AND AFTER 1995 REFER TO THE FISCAL YEAR OF THE COMPANY ENDED ON THE LAST SATURDAY IN AUGUST FOR SUCH YEAR.

GENERAL

    Archibald Candy Corporation is a manufacturer and retailer of boxed chocolates and other confectionery items. Founded in 1921, the Company sells its Fannie May and Fanny Farmer candies in 322 Company-operated stores and approximately 6,000 third-party retail outlets as well as through quantity order, mail order and fundraising programs primarily in the Midwestern and Eastern United States. Management believes that the Company's products are widely recognized for their quality, freshness and value, and that the Fannie May and Fanny Farmer brand names are among the strongest in the confectionery industry and offer significant opportunities for growth.

    In late fiscal 1994, the Company installed its current management team with the immediate goal of integrating the Fanny Farmer brand name and stores, which were acquired in fiscal 1992, into the Company's existing Fannie May operations. Since the arrival of the current management team, EBITDA has increased from $8.7 million in fiscal 1994 to $17.3 million for fiscal 1997. In fiscal 1997, operating income was $10.8 million as compared to a loss of $5.9 million in fiscal 1994. Management believes that the integration of Fannie May and Fanny Farmer has been principally completed, and, more recently, has turned its focus to growing sales and earnings by building on the Fannie May and Fanny Farmer brand names, increasing points of availability for the Company's branded products and pursuing certain initiatives designed to maintain and strengthen operating margins.

THE INDUSTRY

    The domestic candy industry is characterized by moderate long-term growth in consumer demand and the existence of strong national and regional brands. According to a report prepared by the National Confectioners Association, the per capita consumption of candy in the United States increased from approximately 18 pounds in 1987 to over 23 pounds in 1995, and total U.S. retail candy sales grew to $21 billion in 1996. Total sales in the boxed chocolate market were approximately $1.2 billion in 1995. Management believes that the boxed chocolate market can be divided into premium, mid-priced and low-priced segments. The Company competes primarily in the mid-priced segment in which products generally retail for between $10.00 and $18.00 and are commonly purchased for gift-giving occasions. Competition within this price tier is regional.

BUSINESS STRATEGY

    The Company's business strategy is to leverage the highly-regarded Fannie May and Fanny Farmer brand names, principally by strengthening and expanding its multi-channeled distribution network. To further this strategy, the Company has sought to (i) build on recent improvements in Company-operated store performance as measured by same store sales and overall profitability, (ii) increase product availability nationwide among third-party retailers by expanding existing and establishing new distribution channels and (iii) grow Non-Retail sales through enhanced product merchandising and database management. In addition, the Company plans to continue to strengthen operating margins through a variety of merchandising, production and logistical initiatives.

    CONTINUE IMPROVEMENT IN COMPANY-OPERATED RETAIL PERFORMANCE. The Company has 322 Fannie May and Fanny Farmer retail stores in 19 states. These Company-operated stores represent a mature, highly efficient and profitable distribution channel. The Company's retail store strategy is focused on (i) continuing to improve same store sales by enhancing merchandising, customer service, and product selection and (ii) reducing store operating costs, primarily by selectively closing unprofitable Fanny Farmer stores. Management believes that it has been successful in the execution of this strategy. For the period from fiscal 1994 through fiscal 1997, same store sales have increased each year at an average annual rate in excess of 3.9%, and store operating costs have declined by $4.4 million.

    INCREASE PRODUCT AVAILABILITY THROUGH THIRD-PARTY RETAIL PROGRAMS. The Company's several Third-Party Retail programs are designed to make its Fannie May and Fanny Farmer brands more readily available to customers in new and existing markets. Management has implemented a two-tiered distribution and pricing strategy to capitalize on the Company's strong brand names. Management's strategy is to position the Company's Third-Party Retail programs under the Fannie May brand at a higher retail price point for the specialty retail market while offering the Fanny Farmer brand at a lower retail price point more appropriate for the mass market. The Fannie May Third-Party Retail programs (i) service approximately 1,200 grocery, drug and variety stores in the greater Chicago metropolitan area, on a year-round basis, and (ii) target department stores, specialty shops and card and gift stores nationwide, during the Christmas, Valentine's Day and Easter seasons. The Fanny Farmer Third-Party Retail program sells to the mass market through approximately 5,000 grocery stores, drug stores and mass merchandisers nationwide, during the peak holiday seasons. As a result of this strategy, the Company has increased sales through Third-Party Retail programs from $13.0 million in fiscal 1994 to $17.1 million for fiscal 1997.

    GROW NON-RETAIL SALES. The Company has developed several Non-Retail sales channels for its Fannie May and Fanny Farmer brands, including its (i) quantity order program, through which the Company markets its products to 43,000 organizations for corporate gift giving or member purchases, (ii) mail order program, which has a national circulation of over 2.1 million catalogs annually and a database of 345,000 customers, and (iii) fundraising program, in which product is sold to schools and non-profit organizations nationwide for resale to their supporters. Management believes that these channels provide potential future sales growth without the overhead generally associated with maintaining a retail store presence. The Company has increased sales through Non-Retail sales channels from $11.3 million in fiscal 1994 to $15.6 million for fiscal 1997.

    STRENGTHEN OPERATING MARGINS. Since 1994, the Company's new management team has implemented a coordinated pricing and merchandising strategy in order to increase the average dollar value of retail consumer transactions which, in conjunction with more efficient operations and lower overhead costs, has resulted in improved margins. From fiscal 1994 to fiscal 1997, the Company's gross margin improved from 62.5% to 65.3%. During this period, management also reduced selling, general and administrative expenses by $2.0 million, and raised EBITDA margins from 7.5% to 14.2%. Management's strategy is to continue to strengthen operating margins primarily by (i) pursuing innovative merchandising and packaging strategies, (ii) reducing production costs through process and productivity improvements and (iii) containing fulfillment and distribution costs while improving service to Company-operated stores, third-party retailers and consumers.

PRODUCTS

    The Company manufactures over three-quarters of the products it sells and maintains proprietary specifications for a significant amount of the confectionery product, such as seasonal novelties, that it purchases from other sources for resale. The Company's manufactured products include more than 125 items, including its best selling Pixie, Mint Meltaway and Trinidad lines. Products sourced from vendors for resale include assorted nuts, hard candy, novelties, ice cream and an extensive line of gift items. The Company believes that the superior quality and freshness of its products differentiates the Company from many other confectionery manufacturers. The Company relies on proven recipes, many dating back to the 1920s, for its traditional chocolates. Because the Company relies on freshness rather than preservatives to ensure a high-quality product, it is the Company's policy to destroy products not sold within specified periods.

OPERATIONS

    MANUFACTURING AND PRODUCTION. All of the Company's manufacturing operations are located in its headquarters facility in Chicago, Illinois. The facility includes space for manufacturing, cold and dry storage and office and administrative functions.

    The production process is split functionally into cooking, enrobing and packaging. Each area is managed by one department head who in turn reports to the plant manager. Additional departmental detail is shown below.

    COOKING

    There are separate cooking areas in the Company's plant for its various products. Gas-fired copper kettles and steam-jacketed stainless steel kettles are used to cook ingredients to achieve the appropriate moisture level and flavor profile. The finished batches are further processed at the enrobers or in other areas of the plant.

    ENROBING

    Approximately 75% of the pounds of candy produced in the Company's plant pass through six enrobers ranging in size from 34 to 42 inches. The enrobers form batches of cooked candy into shapes and cover the candy with a variety of coatings, including milk chocolate, vanilla chocolate, liquor chocolate and pastel.

    PACKAGING

    Approximately 68% of the pounds produced at the Company's plant are hand-packed into boxes for sale through Company-Operated Retail or other distribution channels. The Company utilizes six packing lines with an average crew size of 21 packers to place the pieces of candy into distinctive white paper cups and then into boxes. The boxes are wrapped by automatic wrapping machines and placed into corrugated cartons for storage or shipment. Candy which is not packed in the factory is delivered on pans to Company-operated stores so that customers can select their own assortments.

    The Company's plant currently operates on a seasonal basis with the busiest seven-month period commencing after Labor Day and running through Easter. After Easter, the Company reduces production by approximately 20% until late summer. There is an annual two-week plant shutdown during the summer to allow for comprehensive maintenance and cleaning activities.

    WAREHOUSING AND DISTRIBUTION. In order to maintain product freshness and to ensure prompt deliveries, the Company maintains warehousing and distribution facilities in both Chicago, Illinois and Bensalem, Pennsylvania, which facilities have 112,000 and 17,000 square feet of warehousing and distribution space, respectively. These facilities maintain temperature and sanitation controls in order to protect the quality of the products. Employees generally fill orders daily to allow weekly deliveries to each of the Company-operated retail locations and on an "as needed" basis to others. The Company's fleet of 24 trucks are refrigerated in order to provide appropriate shipping conditions for pan candy, pre-boxed chocolates and necessary shop supplies. With the exception of all Florida locations and certain Minnesota and North and South Dakota locations, all shops typically are serviced by the Company's own fleet. All other sales channels are supplied via parcel service and selected common carriers and freight forwarding companies.

    SUPPLIERS AND PURCHASING. The Company's primary raw materials include chocolate coatings, nutmeats, natural sweeteners, such as corn syrup and sugar, and fresh dairy products, including sweetened-condensed milk, high-butterfat cream and butter. The Company has long-standing relationships with its suppliers for each of these products to ensure quality, consistency and cost control. Written specifications are provided to the suppliers and certificates of analysis must accompany incoming shipments. Peter's Chocolate Company ("Peter's Chocolate"), a division of Nestle Company, Inc., has been the Company's primary chocolate coating supplier for over 50 years and accounted for approximately one-half of the Company's chocolate purchases in fiscal 1997. Merckens Chocolate Company ("Merckens"), a division of ADM, also has been a leading supplier of chocolate coating to the Company for over 20 years, and accounted for approximately one-third of the Company's chocolate purchases in fiscal 1997. Management believes that the Company is one of the leading bulk customers of each of Peter's Chocolate and Merckens. The Company currently has short term (less than one year) supply agreements with Peter's Chocolate Company and Merckens Chocolate Company. All chocolate coatings prepared for the Company are proprietary and are produced according to the Company's recipes. All other raw materials are provided by multiple suppliers that meet the Company's specifications for quality and price. The Company believes that its volume requirements and long-standing relationships provide leverage to negotiate pricing and terms from many of its suppliers. In addition, the Company continues efforts to certify other suppliers of key ingredients in order to improve vendor performance.

MARKETING AND SALES

    The Company sells its candy products through three channels: (i) Company-Operated Retail, (ii) Third-Party Retail and (iii) Non-Retail.

    COMPANY-OPERATED RETAIL. As of August 30, 1997, the Company operated 223 Fannie May stores and 99 Fanny Farmer stores. In fiscal 1997, this sales channel accounted for $89.3 million, or 73.2%, of the Company's total net sales; however, other sales channels are growing and have become an increasingly important element of the Company's ongoing business strategy. While Fannie May and Fanny Farmer stores co-exist in certain states, such stores generally do not compete in the same local markets. Fannie May stores are found in strip centers and shopping malls or as street front units and stand-alone roadside sites. Fanny Farmer stores typically are located in shopping malls.

    As of August 30, 1997, the Company's stores were located in 19 states and the District of Columbia as follows:

STATE                                                   FANNIE MAY       FANNY FARMER      TOTAL STORES
----------------------------------------------------  ---------------  -----------------  ---------------
Illinois............................................           149                --               149
Minnesota...........................................             4                23                27
New York............................................            --                24                24
Indiana.............................................            22                 1                23
Michigan............................................             8                11                19
Florida.............................................            10                 5                15
Wisconsin...........................................             6                10                16
Massachusetts.......................................            --                 9                 9
Pennsylvania........................................             6                --                 6
Missouri............................................             8                --                 8
Iowa................................................             2                 4                 6
Virginia............................................             4                --                 4
Ohio................................................            --                 4                 4
North Dakota........................................            --                 3                 3
New Hampshire.......................................            --                 2                 2
Maryland............................................             2                --                 2
Rhode Island........................................            --                 2                 2
New Jersey..........................................             1                --                 1
District of Columbia................................             1                --                 1
South Dakota........................................            --                 1                 1
                                                               ---               ---               ---
  Total.............................................           223                99               322
                                                               ---               ---               ---
                                                               ---               ---               ---

    The Company owns 33 Fannie May stores. These stores typically are located in stand-alone roadside structures and tend to be among the Company's highest grossing sales locations. The Company's leased stores are in the following locations: 151 in shopping malls, 80 in strip centers, 43 in street-front units and 15 in other locations. Lease terms and rates vary by location with the typical lease providing a five-year term with a minimum base rent plus additional rent based on a percentage of sales and common area charges. Historically, the Company has been able to renew its store leases upon expiration.

    Store sizes, including both leased and Company-owned stores, generally range from 600 square feet mall locations to 2,900 square feet stand-alone roadside locations, with an average store size of approximately 824 square feet. Company-operated stores typically are open seven days per week and employ six to ten people, including a full-time manager and several part-time employees. Employees are trained to provide customers with customized selections and to weigh and price each purchase accordingly. Customers are served primarily by store staff, although many of the larger stores also have a self-service section with prepacked boxes. The Company controls each store's design, signage and layout to maintain consistency among all Fannie May and Fanny Farmer stores. Company-operated store openings and closings for fiscal 1994, 1995, 1996 and 1997 are set forth below.

                                                                                 FISCAL YEARS ENDED
                                                 ----------------------------------------------------------------------------------
                                                   AUGUST 31, 1994      AUGUST 26, 1995      AUGUST 31, 1996      AUGUST 30, 1997
                                                 -------------------  -------------------  -------------------  -------------------
OPENINGS:
  Fannie May...................................               8                    7                    4                    4
  Fanny Farmer.................................               4                    5                    0                    0
                                                             --                   --                   --                   --
    Total......................................              12                   12                    4                    4
                                                             --                   --                   --                   --
                                                             --                   --                   --                   --
CLOSINGS:
  Fannie May...................................              23                   10                    7                    6
  Fanny Farmer.................................              22                   30                   29                   16
                                                             --                   --                   --                   --
    Total......................................              45                   40                   36                   22
                                                             --                   --                   --                   --
                                                             --                   --                   --                   --

    Since fiscal 1994, the Company has opened 32 new stores and closed 143 stores, most of which were unprofitable. The majority of the closed stores had been acquired by the Company in fiscal 1992 as part of its acquisition of the Fanny Farmer brand name and selected assets. As a result of management's efforts to improve Company-operated retail store performance and to eliminate weaker store locations, same store sales increased 4.5%, 3.4%, 2.6% and 5.2% in fiscal 1994, 1995, 1996 and 1997, respectively, and store operating costs decreased 10.2% during the period from fiscal 1994 through fiscal 1997.

    Management plans to continue its emphasis on improving store mix rather than store expansion for the near future, and, over the next four fiscal years, intends to open approximately 14 new stores and close approximately 40 additional unprofitable stores upon expiration of their respective lease terms.

    THIRD-PARTY RETAIL. Through its Third-Party Retail channel, the Company markets its products to grocery stores, drug stores, department stores and other variety stores through its frozen fresh, specialty market and mass market programs. These programs are designed to make its Fannie May and Fanny Farmer branded products more readily available to consumers in new and existing markets. Within the mid-priced segment of the boxed chocolate market, management has implemented a two-tiered distribution and pricing strategy to differentiate the Company's brand names. The Company utilizes the Fannie May brand for its higher price point frozen fresh and specialty market programs and has positioned the Fanny Farmer brand at a lower price point for the mass market.

    Under the frozen fresh program, the Company distributes frozen products to higher price point retailers who then maintain the products in freezer display cases. The Company initiated the frozen fresh program under the Fannie May brand name in the early 1950's as a way to market a limited number of its best-selling assortments through independent retailers on a year-round basis. The Company has approximately 1,200 frozen fresh accounts, the vast majority of which are in the greater Chicago metropolitan area and include stores operated by Osco Drug, Dominick's and Walgreen Company (which collectively account for over 65% of the Company's frozen fresh candy sales). These accounts generally purchase Fannie May branded products from the Company at wholesale prices and mark-up the product to prices comparable to those for products sold in Company-operated stores. For fiscal 1997, frozen fresh sales accounted for $14.0 million, or 11.4%, of total net sales.

    In fiscal 1996, the Company established a national mass market program under the Fanny Farmer brand name. This wholesale program is targeted to grocery stores, drug stores and mass merchandisers, with product availability limited to the peak selling seasons of Christmas, Valentine's Day and Easter. The terms of sale are similar to those terms given to frozen fresh accounts, but the products for this program are selected and packaged to meet lower price points typical of the mass market. The Company has obtained approximately 5,000 outlets, operated mostly by retail chains, under this program. For fiscal 1997, mass market sales accounted for $3.1 million, or 2.6%, of total net sales.

    In fiscal 1997, the Company announced the roll-out of its specialty markets program through which it will market nationally under the Fannie May brand name to department stores, card and gift stores and direct mail catalog companies. The product line for this program, which consists of a variety of boxed and novelty items, is intended to meet unfulfilled consumer demand in the mid-priced segment of the specialty market. This product line will be positioned at higher price points and sold only during the peak seasons of Christmas, Valentine's Day and Easter. Management expects that initial revenues will be realized during the 1997 Christmas season.

    NON-RETAIL. The Company's Non-Retail channel consists of quantity order, fundraising and mail order catalog programs. Under the quantity order program, companies and organizations buy large amounts of prepackaged candy for gift-giving purposes or consolidate individual orders from employees or members in order to obtain discount pricing. Under this program, the Company is responsible for all of the administrative details and timely delivery of product. Historically, the Company has found a high level of repeat sales in this segment, as quantity order customers tend to renew or expand on their prior year's order. The Company's current active quantity order database includes approximately 43,000 customers. The quantity order program is available year-round, but peaks in activity during the Christmas, Valentine's Day and Easter holidays. A quantity order catalog is distributed at the beginning of each fiscal year and prior to each holiday season. The Company has also targeted fundraising organizations, including over 90,000 schools throughout the United States, for its product offerings. The Company's fundraising sales are primarily through, and highly dependent upon, a single, independent national distributor. For fiscal 1997, quantity order and fundraising sales accounted for $9.6 million, or 7.9%, of total net sales.

    In addition, the Company sells its products through a mail order program. In fiscal 1997, approximately 149,000 orders were placed, with an average transaction value of approximately $44.25. While this program was established in 1985, mail order sales have grown at an average annual rate of 14.5% since fiscal 1994. The Company believes that this growth, which corresponds with the arrival of the current management team, is the result of improved product selection and catalog presentation as well as more effective database management. The Company sends both Fannie May and Fanny Farmer mail order catalogs to over 345,000 established and prospective customers during key selling seasons. Mail order catalogs are also made available to the general public through Company-operated retail stores. For fiscal 1997, mail order sales accounted for $6.0 million, or 4.9%, of total net sales.

COMPETITION

    The Company generally competes in the quality boxed chocolate market, which management believes can be divided into premium, mid-priced and low-priced segments. The low-priced segment, which represents the largest share of the boxed chocolate market, is generally comprised of products retailing for less than $10.00, which management believes usually are of lower quality than other boxed chocolates. The primary competitor in this market is Russell Stover Candies, Inc. which sells under the Whitman's Chocolates and Russell Stover brand names and competes primarily on price for sales to grocery stores, drug stores and discount stores. The Company believes that it competes primarily in the mid-priced segment though it also competes against Russell Stover Candies and other lower-priced suppliers in certain distribution channels.

    The mid-priced segment is generally comprised of those chocolates which retail for between $10.00 and $18.00. The Company's competitors in the mid-priced segment are primarily local confectionery companies against whom the Company competes through Company-operated stores on the basis of price and quality. See's Candies, a subsidiary of Berkshire Hathaway Inc., is believed by management to be the largest participant in the mid-priced segment, with fiscal 1996 sales of $248.9 million. Although Company-operated stores do not compete directly with See's Candies stores, which are located primarily west of the

Rocky Mountains, Company-operated stores do compete indirectly with certain mail order and corporate gift programs which See's Candies markets nationally.

    The premium segment is generally comprised of expensive chocolates retailing in excess of $18.00. The leading participant in this segment is Godiva Chocolatier, Inc., a subsidiary of the Campbell Soup Company. Other brands in this market include Perugina, Tobler and Lindt. Most of these chocolates are imported from abroad and, despite their high prices, management does not believe that such brands provide the same freshness as the Company's chocolates. The Company competes in the premium segment on the basis of quality and packaging primarily through Third-Party Retail sales of its Fannie May branded products in department stores.

    The Company also competes with manufacturers, distributors and retailers of other snack food products, including cookies, ice cream and coffee, as well as with gift manufacturers, distributors and retailers, such as florists and card and gift shops, that offer products at price points comparable to those of the Company's products.

EMPLOYEES

    As of August 30, 1997, the Company employed approximately 2,050 people of which 1,093 worked in Fannie May stores, 422 worked in Fanny Farmer stores and the remainder primarily worked in the Chicago manufacturing, distribution and headquarters facilities. Of the total number of employees, 120 were salaried and the remainder, including all store personnel, were compensated on an hourly basis. Typically, the number of employees increases by approximately 500 (many of whom work part-time in Company-operated retail stores) during periods of high seasonal retail demand in the Company's second and third fiscal quarters. As of August 30, 1997, over one-half of the hourly store personnel were employed on a part-time basis. Management believes that the hourly store personnel represent a relatively well-trained and stable base of employees, with many averaging several years of tenure with the Company. As of August 30, 1997, approximately 800 of the Company's employees were members of one of the various labor unions that represent Company employees. The Company currently is subject to eight collective bargaining agreements, all of which expire on or before June 30, 2000. Management generally considers its employee relations to be good.

                               ITEM 2--PROPERTIES

    As of August 30, 1997, the Company operated 223 Fannie May stores and 99 Fanny Farmer stores. Of the 223 Fannie May stores, 33 are owned by the Company and 190 are leased by the Company. The Company leases all 99 of its Fanny Farmer stores. Fannie May stores are found in strip centers and shopping malls or as street front units and stand-alone roadside sites. Fanny Farmer stores typically are located in shopping malls. Store sizes, including both leased and Company-owned stores, generally range from 600 square feet mall locations to 2,900 square feet stand-alone roadside locations, with an average store size of approximately 824 square feet. As of August 30, 1997, the Company's stores were located in 19 states and the District of Columbia. While Fannie May and Fanny Farmer stores co-exist in certain states, such stores generally do not compete in the same local markets.

    The Company's 33 Fannie May stores typically are located in stand-alone roadside structures. The Company's 289 leased stores are in the following locations: 151 in shopping malls, 80 in strip centers, 43 in street-front units and 15 in other locations. Lease terms and rates vary by location with the typical lease providing a five-year term with a minimum base rent plus additional rent based on a percentage of sales and common area charges. Within five years following August 30, 1997, approximately 90% of the Company's retail store leases are due to expire. The Company believes that it will be able to renew expiring leases at reasonable rates in the future, but there can be no assurances that it will be able to do so.

    In addition to its Company-operated stores, the Company has three other principal properties: an approximately 320,000 square foot manufacturing, storage and headquarters facility that the Company owns in Chicago, Illinois; an approximately 112,000 square foot warehouse and distribution facility that the Company leases in Chicago, Illinois; and an approximately 17,000 square foot warehouse and distribution facility that the Company owns in Bensalem, Pennsylvania. At the Chicago manufacturing and headquarters facility, approximately 162,000 square feet are used for manufacturing, 118,000 square feet for cold and dry storage and 40,000 square feet for office and administrative functions. The lease of the Chicago warehouse and distribution facility expires in June 2000. Management believes that substantially all of the Company's property and equipment is in good condition and that it has sufficient capacity to meet its current manufacturing and distribution requirements.

                           ITEM 3--LEGAL PROCEEDINGS

    From time to time, the Company is involved in routine litigation incidental to its business. The Company is not a party to any pending or threatened legal proceeding which management believes would have a material adverse effect on the Company's results of operations or financial condition. Also, the Company was not party to any such legal proceeding that terminated during the fourth quarter of fiscal 1997.

          ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                    PART II
 ITEM 5--MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Holdings owns all of the Company's issued and outstanding common stock. There is no established public trading market for the Company's common stock. Holdings has four classes of authorized common stock (collectively, "Holdings' Common Stock"), all of which are subject to restrictions on sale and transfer. There is no established public trading market for Holdings' Common Stock. As of November 26, 1997, there were seven holders of record of Holdings' Class A Common Stock, no outstanding shares of Holdings' Class B Common Stock, twelve holders of record of Holdings' Class C Common Stock and one holder of record of Holdings' Class D Common Stock.

    The Company has not paid any cash dividend on its common stock in fiscal 1996 or fiscal 1997, except to the extent necessary to allow Holdings to pay cash dividends on its 5% Senior Preferred Stock ($275,000 with respect to such dividends paid for 1996 and $282,000 with respect to such dividends paid for
1997). Holdings has not paid any cash dividend on Holdings' Common Stock in fiscal 1996 or fiscal 1997. Any payment of dividends in the future is dependent upon the financial condition, capital requirements, earnings of the Company and Holdings, as well as other factors. Nevertheless, the Company currently intends to retain all future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends to Holdings in the foreseeable future, except to the extent necessary to allow Holdings to satisfy its dividend and redemption obligations with respect to its preferred stock or as required by the Tax Sharing and Management Agreement (as defined). See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Certain Transactions--Tax Sharing and Management Agreement." Also, the Company is subject to certain contractual restrictions on the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 7, "Debt" of the notes to the financial statements included in this report for information concerning such restrictions.

                        ITEM 6--SELECTED FINANCIAL DATA
                            SELECTED FINANCIAL DATA

    The following table sets forth the selected historical financial data of the Company for the fiscal years ended August 31, 1993, August 31, 1994, August 26, 1995, August 31, 1996 and August 30, 1997, which have been derived from the audited financial statements of the Company. In August 1995, the Company changed its fiscal year end from August 31 to the last Saturday in August. All references in this report to fiscal years prior to 1995 refer to the fiscal year of the Company ended on August 31 of such year and all references in this report to fiscal years from and after 1995 refer to the fiscal year of the Company ended on the last Saturday in August for such year. The following information should be read in conjunction with the Financial Statements of the Company, and the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Report.

                                                                   FISCAL YEARS ENDED
                                -----------------------------------------------------------------------------------------
                                                                     AUGUST 26,         AUGUST 31,         AUGUST 30,
                                AUGUST 31, 1993  AUGUST 31, 1994       1995(1)            1996(1)            1997(1)
                                ---------------  ---------------  -----------------  -----------------  -----------------
                                                                 (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales:
  Company-Operated Retail
    (2).......................     $  89,109        $  91,408         $  90,077          $  88,938          $  89,276
  Third-Party Retail (3)......        13,542           13,027            12,954             14,924             17,074
  Non-Retail (4)..............         9,919           11,297            12,524             13,486             15,583
                                ---------------  ---------------       --------           --------           --------
      Total net sales.........     $ 112,570        $ 115,732         $ 115,555          $ 117,348          $ 121,933
                                ---------------  ---------------       --------           --------           --------
                                ---------------  ---------------       --------           --------           --------
Gross profit..................     $  71,135        $  72,298         $  75,309          $  76,338          $  79,649
Operating income (loss).......        (3,485)          (5,850)            3,290              7,945             10,801
Interest expense..............         8,492            8,913             9,237              9,455              9,235
Other income..................           307              207               275                444                411
Income tax (benefit)..........        (4,295)            (358)              (68)               349                250
Net income (loss) (5).........        (7,375)         (16,440)           (5,604)            (1,415)            (1,171)
OTHER DATA:
EBITDA (6)....................     $  10,742        $   8,717         $  14,003          $  15,197          $  17,342
Depreciation and
  amortization................        13,478           13,216             9,999              6,807              5,932
Capital expenditures..........         3,085            3,655             2,325              2,280              3,688
Total net sales growth........        n/a                 2.8%             (0.2)%              1.6%               3.9%
Gross margin                            63.2%            62.5%             65.2%              65.1%              65.3%
EBITDA margin (7).............           9.5%             7.5%             12.1%              13.0%              14.2%
Ratio of earnings to fixed
  charges (8).................        --               --                --                 --                 --
STORE DATA:
Number of Company-operated
  stores at period end:
    Fannie May stores.........           246              231               228                225                223
    Fanny Farmer stores.......           187              169               144                115                 99
                                ---------------  ---------------       --------           --------           --------
      Total number of
        stores................           433              400               372                340                322
                                ---------------  ---------------       --------           --------           --------
                                ---------------  ---------------       --------           --------           --------
Increase in same store sales:
  (9)
    Fannie May stores.........           n/a              1.5%              4.6%               2.1%               5.4%
    Fanny Farmer stores.......           n/a             11.8%              0.0%               4.5%               4.6%
      Total increase..........           n/a              4.5%              3.4%               2.6%               5.2%
BALANCE SHEET DATA:
Cash and cash equivalents.....     $     830        $   1,359         $     482          $     380          $  15,801
Working capital
  (deficiency)................        (4,042)          (4,768)           (2,886)            (4,264)            23,999
Total assets..................       101,438           88,548            83,098             78,668             95,660
Long-term debt................        65,435           73,883            73,676             72,721            100,521
Shareholder's equity
  (deficit)...................         8,273           (8,429)          (14,033)           (15,448)           (16,619)

------------------------------

(1) In 1995, the Company changed its fiscal year to the last Saturday in August from the last day in August. As a result of this change, fiscal 1995 had less than 52 weeks (360 days) and fiscal 1996 had 53 weeks (371 days).

(2) Company-Operated Retail includes sale of Company branded products through Company-operated Fannie May and Fanny Farmer stores. See "Management's Discussion and Analysis of Financial Condition and Results of
    Operations--Overview."

(3) Third-Party Retail includes grocery stores, drug stores and other independent retailers that purchase the Company's branded products at wholesale pricing for resale to the consumer. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

(4) Non-Retail includes sale of Company branded product through the Company's quantity order, mail order and fundraising programs. See "Management's Discussion and Analysis of Financial Condition and Results of
    Operations--Overview."

(5) The Company's net loss for fiscal 1994 includes an extraordinary loss of $2.2 million for the write-off of deferred financing fees related to an early extinguishment of debt. The Company's net loss for fiscal 1994 also includes a loss of $0.7 million relating to the discontinued Fanny Farmer Homestead product line (the "Homestead Loss"). The Company's net loss for fiscal 1997 includes an extraordinary loss of $2.9 million for the write-off of deferred financing fees and a prepayment penalty related to the early extinguishment of debt.

(6) EBITDA consists of earnings before interest, income taxes, depreciation, amortization, and management, director and consulting fees. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. For a description of management, director and consulting fees, see "Certain Transactions--Management Consulting Agreement and Investment Banking Fees" and "Certain Transactions--Director's Consulting Fee and TCW Investors' Expense Reimbursement." The Company's financial results as reported herein for fiscal 1994 exclude the Homestead Loss. In fiscal 1994, the Fanny Farmer Homestead product line accounted for $0.9 million of Third-Party Retail sales.

(7) EBITDA margin is EBITDA divided by total net sales.

(8) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness and capitalized interest, amortization of deferred financing costs and that portion of rental expense on operating leases deemed by the Company to be attributable to interest. For fiscal 1993, 1994, 1995, 1996 and 1997 earnings were insufficient to cover fixed charges by approximately $25.7 million, $29.0 million, $20.2 million, $15.2 million and $14.6 million, respectively.

(9) Same store sales are defined as the aggregate sales from stores open for the entire periods being compared. Increases reflect changes from the immediately prior comparable period. Such data is not available for fiscal 1993.

                ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE SELECTED FINANCIAL DATA, THE FINANCIAL STATEMENT SCHEDULES AND THE OTHER FINANCIAL INFORMATION AND DATA APPEARING ELSEWHERE HEREIN. IN AUGUST 1995, THE COMPANY CHANGED ITS FISCAL YEAR END FROM AUGUST 31 TO THE LAST SATURDAY IN AUGUST. ALL REFERENCES IN THIS REPORT TO FISCAL YEARS PRIOR TO 1995 REFER TO THE FISCAL YEAR OF THE COMPANY ENDED ON AUGUST 31 OF SUCH YEAR AND ALL REFERENCES IN THIS REPORT TO FISCAL YEARS FROM AND AFTER 1995 REFER TO THE FISCAL YEAR OF THE COMPANY ENDED ON THE LAST SATURDAY IN AUGUST FOR SUCH YEAR.

OVERVIEW

    The Company is a manufacturer and retailer of boxed chocolates and other confectionery items. The Company sells its Fannie May and Fanny Farmer candies in 322 Company-operated stores ("Company-Operated Retail") and approximately 6,000 third-party grocery stores, drug stores and independent retail accounts ("Third-Party Retail"), as well as through a variety of non-retail programs, including quantity order, mail order and fundraising programs ("Non-Retail"). In fiscal 1997, EBITDA was $17.3 million, or 14.2% of total net sales, as compared to $14.0 million, or 12.1% of total net sales in fiscal 1995. This increase in EBITDA and EBITDA margin reflects the benefits of certain initiatives implemented by the current management team, which joined the Company in late fiscal 1994. These initiatives included (i) a number of programs to improve same store sales and overall profitability in the Company-Operated Retail channel,
(ii) the expansion of existing and the introduction of new Third-Party Retail and Non-Retail programs to increase product availability and (iii) merchandising and pricing strategies which, in conjunction with reduced overhead and other improvements in operating efficiencies, were intended to strengthen margins.

    Historically, Company-Operated Retail has represented the most significant distribution channel for the Company's products and accounted for $89.3 million, or 73.2% of total net sales in fiscal 1997. The Company's Third-Party Retail and Non-Retail businesses collectively accounted for $32.7 million, or 26.8% of total net sales in fiscal 1997. The continued growth of Third-Party Retail and Non-Retail channels remains a priority for the Company because management believes that these channels present opportunities for significant sales growth and greater product distribution without the higher operating expenses and capital expenditures required by Company-operated stores.

    The Company's costs of sales include (i) costs associated with the Company's manufactured products and (ii) costs associated with product purchased from third parties and resold by the Company. The principal elements of the Company's cost of sales are raw materials, labor, manufacturing overhead, and purchased product costs, which accounted for 32%, 28%, 15% and 25%, respectively, of total cost of sales in fiscal 1997. Raw materials consist primarily of chocolate, nutmeats, natural sweeteners and fresh dairy products, the overall cost of which has remained relatively stable despite susceptibility to significant fluctuations for specific items. See "Business--Operations--Suppliers and Purchasing." Labor costs consist primarily of hourly wages plus incentives based on operating efficiencies. Manufacturing overhead generally includes employee fringe benefits, utilities, rents and manufacturing supplies. Historically, the Company generally has been able to raise prices of its products equal to or in excess of any increases in cost of sales; however, there can be no assurance that the Company will be able to continue to do so in the future.

    Selling, general and administrative ("SG&A") costs include, but are not limited to: (i) Company-Operated Retail store operating costs, such as wages, rent and utilities, (ii) expenses associated with Third-Party Retail and Non-Retail sales, which include, among other things, catalog expenses and direct wages and (iii) general overhead expenses, which consist primarily of non-allocable wages, professional fees and office overhead. In fiscal 1997, SG&A costs were $62.4 million, or 51.2% of total net sales, compared to $61.5 million, or 53.3% of total net sales in fiscal 1995. The reductions in SG&A costs and SG&A margins

(defined as SG&A costs divided by total net sales) during this period were primarily a result of lower store operating costs due to management's strategy of selectively closing unprofitable stores and reduced general overhead expenses. These reductions were partially offset by an increase in costs related to the development of Third-Party Retail and Non-Retail programs.

RESULTS OF OPERATIONS

    The following tables summarize the Company's percentage of total net sales, pounds of product sold and average selling price, according to distribution channel, and number of Company-operated stores, in each case, for the periods indicated.

                                                                              FISCAL YEARS ENDED
                                                    ----------------------------------------------------------------------
                                                     AUGUST 31, 1994    AUGUST 26, 1995   AUGUST 31, 1996  AUGUST 30, 1997
                                                    -----------------  -----------------  ---------------  ---------------
PERCENTAGE OF TOTAL NET SALES:
  Company-Operated Retail.........................           79.0%              78.0%             75.8%            73.2%
  Third-Party Retail..............................           11.3               11.2              12.7             14.0%
  Non-Retail......................................            9.7               10.8              11.5             12.8%
                                                            -----              -----            ------           ------
    Total net sales...............................          100.0%             100.0%            100.0%           100.0%
                                                            -----              -----            ------           ------
                                                            -----              -----            ------           ------
POUNDS SOLD (IN MILLIONS):
  Company-Operated Retail.........................           10.9                9.1               8.7              8.3
  Third-Party Retail..............................            2.0                1.7               1.9              2.1
  Non-Retail......................................            1.5                1.5               1.5              1.7
                                                            -----              -----            ------           ------
    Total pounds sold.............................           14.4               12.3              12.1             12.1
                                                            -----              -----            ------           ------
                                                            -----              -----            ------           ------
AVERAGE SELLING PRICE:
  Company-Operated Retail.........................      $    8.39          $    9.83         $   10.23        $   10.73
Third-Party Retail................................           6.52               7.71              7.92             8.35
Non-Retail........................................           7.37               8.52              8.75             9.16
    Total average selling price...................           8.03               9.38              9.68            10.10
COMPANY-OPERATED STORES (AT PERIOD END)...........            400                372               340              322

    As a percentage of total net sales, Company-Operated Retail sales decreased from 78.0% in fiscal 1995 to 73.2% for fiscal 1997. This decline was due primarily to management's strategy of (i) increasing the average dollar value of retail consumer transactions in Company-operated stores offset by (ii) closing unprofitable stores and (iii) expanding channels of distribution other than Company-Operated Retail. As a result, from fiscal 1995 to fiscal 1997, the average price per pound of candy sold in Company-Operated Retail increased from $9.83 to $10.73 and the number of Company-operated stores decreased from 400 to 322, both of which contributed to a decline in total pounds sold in Company-Operated Retail from 9.1 million to 8.3 million. Management has targeted approximately 40 additional unprofitable stores for closure over the next four years and intends to selectively open new stores.

    As a percentage of total net sales, Third-Party Retail sales increased from 11.2% in fiscal 1995 to 14.0% for fiscal 1997. This increase was due primarily to a general increase in pounds of product sold to existing customers and limited price increases. Pounds sold declined in fiscal 1995 to 1.7 million as a result of the termination of the Homestead product line, but have since increased to 2.1 million for fiscal 1997 as a result of increased volume with existing customers, the launch of new Fannie May products and the introduction of the Fanny Farmer mass market program in fiscal 1996. Management intends to launch the sale of Fannie May products to department stores, specialty shops and card and gift stores this year, and expects Third-Party Retail sales to continue to grow as a percentage of total net sales.

    As a percentage of total net sales, Non-Retail sales increased from 10.8% in fiscal 1995 to 12.8% for fiscal 1997. This increase was due primarily to the growth in number and value of mail order transactions as well as the launch of the fundraising program. Pounds sold have remained constant while the price per pound sold has increased primarily as a result of improved product mix and merchandising.

FISCAL YEAR ENDED AUGUST 30, 1997 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1996

    TOTAL NET SALES. Total net sales in fiscal 1997 were $121.9 million, an increase of $4.6 million, or 3.9%, from $117.3 million in fiscal 1996. Pounds sold were 12.1 million in fiscal 1997, unchanged from fiscal 1996. Company-Operated Retail pounds decreased, but was offset by growth in Third-Party Retail and Non-Retail distribution channels. Company-Operated Retail sales were $89.3 million in fiscal 1997, an increase of $0.3 million, or 0.4%, from $88.9 million in fiscal 1996. This increase was primarily a result of same store sales growth of 5.2%, partially offset by the closings of 22 stores. In fiscal 1997, Third-Party Retail sales were $17.1 million, an increase of $2.2 million, or 14.4%, from $14.9 million in fiscal 1996. This increase reflects the continued results of management's strategy to expand Third-Party Retail sales into new markets, including providing Fanny Farmer branded products to mass merchandisers and developing Fannie May product line extensions. Non-Retail sales were $15.6 million, an increase of $2.1 million, or 15.5%, from $13.5 million in fiscal 1996. The increase in the boxed chocolate fundraising business and the increase in mail order sales were the primary contributors to this growth in Non-Retail sales.

    GROSS PROFIT. Gross profit in fiscal 1997 was $79.6 million, an increase of $3.3 million, or 4.3%, from $76.3 million in fiscal 1996. Gross profit as a percentage of total net sales increased slightly to 65.3% in fiscal 1997 from 65.1% in fiscal 1996. This increase in gross margin was primarily due to the higher price per pound of candy sold, partially offset by an increase in product costs and a continuing shift from Company-Operated Retail sales to lower priced Third-Party Retail and Non-Retail sales.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A costs were $62.4 million in fiscal 1997, an increase of $1.3 million, or 2.2%, from $61.1 million in fiscal 1996. Third-Party Retail operating expenses increased over fiscal 1996 due to growth of the Fanny Farmer mass merchandising programs. This increase was partially offset by lower store operating costs as a result of store closings. As a percentage of total net sales, SG&A decreased to 51.2% in fiscal 1997 from 52.1% in fiscal 1996. SG&A costs also included $0.3 million of corporate management expenses in fiscal 1997 for a position that management eliminated and does not expect to fill. In fiscal 1996, nonrecurring management and administrative expenses were $0.5 million.

    EBITDA. As a result of the foregoing, EBITDA was $17.3 million in fiscal 1997, an increase of $2.1 million, or 14.1%, from $15.2 million in fiscal 1996. As a percentage of total net sales, EBITDA was 14.2% in fiscal 1997 as compared to 13.0% in fiscal 1996.

    OPERATING INCOME. Operating income was $10.8 million in fiscal 1997, an increase of $2.9 million, or 35.9%, from $7.9 million in fiscal 1996. The increase in operating income was primarily a result of higher EBITDA of $2.1 million and a reduction of depreciation and amortization expense of $0.9 million.

FISCAL YEAR ENDED AUGUST 31, 1996 COMPARED TO FISCAL YEAR ENDED AUGUST 26, 1995

    TOTAL NET SALES. Total net sales in fiscal 1996 were $117.3 million, an increase of $1.7 million, or 1.6%, from $115.6 million in fiscal 1995. Pounds sold decreased 1.6% to 12.1 million in fiscal 1996 from 12.3 million in fiscal 1995, primarily as a result of lower Company-Operated Retail pounds sold partially offset by an increase in Third-Party Retail pounds sold. Company-Operated Retail sales were $88.9 million in fiscal 1996, a decrease of $1.2 million, or 1.3%, from $90.1 million in fiscal 1995. This decrease was a result of 32 fewer Company-operated stores at the end of fiscal 1996 compared to the end of fiscal 1995, partially offset by same store sales growth of 2.6%. In fiscal 1996, Third-Party Retail sales were $14.9 million, an increase of $1.9 million, or 15.2%, from $13.0 million in fiscal 1995. This increase reflects the first tangible results of management's strategy to expand Third-Party Retail sales into new markets, including providing Fanny Farmer branded products to mass merchandisers and developing Fannie May product line extensions. Non-Retail sales were $13.5 million, an increase of $1.0 million, or 7.7%, from $12.5 million in fiscal 1995. The launch of the boxed chocolate fundraising business commencing in early fiscal 1996 and the increase in mail order sales were the primary contributors to this growth in Non-Retail sales.

    GROSS PROFIT. Gross profit in fiscal 1996 was $76.3 million, an increase of $1.0 million, or 1.4%, from $75.3 million in fiscal 1995. Gross profit as a percentage of total net sales decreased slightly to 65.1% in fiscal 1996 from 65.2% in fiscal 1995. This reduction in gross margin was primarily due to increased raw material costs and a shift in sales mix from Company-Operated Retail to lower priced Third-Party Retail, partially offset by an overall higher price per pound of candy sold.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A costs were $61.1 million in fiscal 1996, a decrease of $0.4 million, or 0.7%, from $61.5 million in fiscal 1995. This decrease reflected reduced store operating costs resulting from the closing of 32 Company-operated stores during fiscal 1996 offset by an increase in Third-Party Retail operating expenses as a result of the start-up of the Fanny Farmer mass merchandising program. SG&A costs also included $0.5 million and $0.4 million of corporate management and administrative expenses in fiscal 1996 and fiscal 1995, respectively, for positions that management has eliminated and for which it does not expect the Company to incur costs on an ongoing basis. As a percentage of total net sales, SG&A decreased to 52.1% in fiscal 1996 from 53.3% in fiscal 1995.

    EBITDA. As a result of the foregoing, EBITDA was $15.2 million in fiscal 1996, an increase of $1.2 million, or 8.5%, from $14.0 million in fiscal 1995. As a percentage of total net sales, EBITDA was 13.0% in fiscal 1996 as compared to 12.1% in fiscal 1995.

    OPERATING INCOME. Operating income was $7.9 million in fiscal 1996, an increase of $4.7 million, or 141.5%, from $3.3 million in fiscal 1995. The increase in operating income was a result of higher EBITDA of $1.2 million and a reduction in depreciation and amortization expense of $3.2 million.

FISCAL YEAR ENDED AUGUST 26, 1995 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1994

    TOTAL NET SALES. Total net sales in fiscal 1995 were $115.6 million, a decrease of $0.1 million, or 0.2%, from $115.7 million in fiscal 1994. This decrease in total net sales was a result of a decrease in pounds sold due to a strategic decision to terminate the promotion and discounting strategy implemented by prior management and, instead, to coordinate merchandising and pricing strategy in order to increase the average dollar value of retail consumer transactions. Pounds sold in fiscal 1995 were 12.3 million, a decrease of 2.1 million pounds, or 14.6%, from 14.4 million pounds in fiscal 1994. Company-Operated Retail sales were $90.1 million in fiscal 1995, a decrease of $1.3 million, or 1.5%, from $91.4 million in fiscal 1994. This decrease was the result of 28 fewer Company-operated stores at the end of fiscal 1995 compared to the end of fiscal 1994 offset by same store sales growth of 3.4%. Third-Party Retail sales were $13.0 million in both fiscal 1994 and fiscal 1995, reflecting the discontinuance of the Fanny Farmer Homestead product line (a purchased product offered by the Company to compete in the low-priced boxed chocolate segment, which accounted for $0.9 million in sales in fiscal 1994) offset by improved performance in the Fannie May brand programs. Non-Retail sales were $12.5 million, an increase of $1.2 million, or 10.9%, from $11.3 million in fiscal 1994. Sales growth in Non-Retail was due primarily to increases in mail order and quantity order sales.

    GROSS PROFIT. Gross profit in fiscal 1995 was $75.3 million, an increase of $3.0 million, or 4.2%, from $72.3 million in fiscal 1994. Gross profit as a percentage of total net sales increased to 65.1% in fiscal 1995 from 62.5% in fiscal 1994 as a result of the pricing strategy described above partially offset by higher labor costs and lower overhead absorption due to the decline in pounds of candy sold.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A costs were $61.5 million in fiscal 1995, a decrease of $3.0 million, or 4.5%, from $64.5 million in fiscal 1994. The primary reason for the decrease was 28 fewer Company-operated stores open at the end of fiscal 1995 as compared to the end of fiscal 1996. As a percentage of total net sales, SG&A decreased to 53.3% in fiscal 1995 from 55.7% in fiscal 1994.

    EBITDA. As a result of the foregoing, EBITDA was $14.0 million in fiscal 1995, an increase of $5.3 million, or 60.6%, from $8.7 million in fiscal 1994. As a percentage of total net sales, EBITDA was 12.1% in fiscal 1995 as compared to 7.5% in fiscal 1994.

    OPERATING INCOME. Operating income was $3.3 million in fiscal 1995, an increase of $9.2 million from a loss of $5.9 million in fiscal 1994. The increase in operating income was primarily a result of higher EBITDA of $5.3 million and a reduction of depreciation and amortization expense of $3.2 million.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity requirements have arisen principally from various capital expenditures, seasonal and general working capital requirements and debt service obligations. The Company has satisfied these requirements during the past four fiscal years primarily with long-term and seasonal borrowings and cash generated by operating activities. During fiscal 1994, 1995, 1996 and 1997, the net cash generated (used) by the Company's operating activities was ($1.1) million, $4.6 million, $4.1 million and $3.9 million, respectively.

    The Company's capital expenditures (including capital lease obligations) for fiscal 1994, 1995, 1996 and 1997 were $4.2 million, $2.6 million, $2.5 million and $3.7 million, respectively. These expenditures related primarily to retail store development and renovation as well as the purchase of manufacturing and distribution equipment. Management expects that capital expenditures over the next twelve months will relate primarily to the remodeling of existing stores, the purchase of manufacturing and distribution equipment and improvements in the management information systems, and expects capital expenditures of $4.0 million for such period. The capital resources that are available will be adequate to cover the Company's anticipated capital requirements over the next twelve months.

    The Company has historically financed its seasonal working capital needs through bank borrowings. For fiscal 1997, average revolver borrowings under the Old Credit Facility (as defined) were $3.9 million, with peak borrowings of $16.0 million. As of August 30, 1997, the Company's cash balance was $15.8 million and there were no borrowings under the New Credit Facility as compared to a cash balance of $0.4 million and $9.1 million of borrowings under the Old Credit Facility as of August 31, 1996. Inventories historically have represented the Company's most significant working capital requirement and inventory levels fluctuate significantly during the year. The Company's ratio of inventories to total net sales is typically highest during the fiscal fourth quarter when the Company experiences lower seasonal demand for its products and begins to build inventories for its key sales periods. See "--Quarterly Results and Seasonality." Receivables have not been a material component of the Company's working capital because sales through Company-operated stores are made on a cash or credit card basis. As the Company continues to pursue a strategy to develop its Third-Party Retail business with grocery stores, drug stores and other independent retailers, all of which typically pay vendors on 45 to 60 day terms or longer and which often require large shipments in order to roll-out product simultaneously in several markets, the Company expects its working capital needs relating to inventory and receivables to increase.

    On July 2, 1997, the Company issued and sold $100,000,000 in aggregate principal amount of its 10 1/4% Senior Secured Notes due July 1, 2004 (the "Old Notes") in a transaction (the "Offering") exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). The net proceeds from the Offering were used by the Company (i) to repay in full all outstanding indebtedness under the Company's then existing bank credit facility (the "Old Credit Facility"), including accrued and unpaid interest thereon, (ii) to repurchase all of the Company's Senior Subordinated Notes and to pay accrued and unpaid interest thereon and the prepayment premium applicable thereto and (iii) for general corporate and working capital purposes. Concurrently with the consummation of the Offering, the Company entered into a new credit facility with The First National Bank of Chicago, as agent (the "New Credit Facility"), which provides for revolving loans of up to $20.0 million, subject to certain borrowing conditions and limitations. The New Credit Facility is secured by first priority liens on the Company's accounts receivable, raw materials and finished goods inventories and certain of the Company's owned store locations. The New Credit Facility expires on July 1, 2000, unless extended. The New Credit Facility provides that borrowings thereunder will accrue interest at a variable annual rate equal to the Alternate Base Rate (generally defined as the greater of (i) the corporate base rate of interest announced by The First National Bank of Chicago from time to time or
(ii) the Federal Funds Effective Rate (as defined in the New Credit Facility) plus .5% per annum) plus 1.25% or a fixed rate equal to the Eurodollar Rate (as defined in the New Credit Facility) plus 2.50%. Interest rates may be adjusted downward, depending upon the Company's leverage ratio (as defined therein). The Company is required to pay ongoing fees in connection with the New Credit Facility, including, but not limited to, a commitment fee of 0.375% to 0.50%, on the undrawn portion (based on the Company's Leverage Ratio (as defined in the New Credit Facility)). As of November 26, 1997, the Company had no indebtedness outstanding under the New Credit Facility.

    On November 13, 1997, the Company exchanged $100,000,000 in an aggregate principal amount of its new 10 1/4% Senior Secured Notes due July 1, 2004, which have been registered under the Securities Act (the "New Notes"), for $100,000,000 in aggregate principal amount of the Old Notes (the "Exchange"; the Offering, the New Credit Facility and the Exchange are herein referred to as the "Transactions"). The form and terms of the New Notes are substantially identical (including principal amount, interest rate, maturity, security and ranking) to the form and terms of the Old Notes, except that the New Notes (i) are freely transferable by holders thereof (subject to certain exceptions) and (ii) are not entitled to certain registration rights and certain liquidated damage provisions which are applicable to the Old Notes under the registration rights agreement entered into by the Company in connection with the Offering. The New Notes bear interest at the rate of 10 1/4% per annum, payable semi-annually on January 1 and July 1 of each year, commencing January 1, 1998. The New Notes are senior secured obligations of the Company and rank senior in right of payment to all subordinated indebtedness of the Company and pari passu in right of payment with all senior indebtedness of the Company, including the New Credit Facility. The New Notes are secured by first priority liens on certain of the Company's equipment, fixtures and general intangibles, including trademarks, and mortgages on certain of the Company's owned real property.

    The consummation of the Transactions has resulted in a significant increase in the Company's entire debt over historical levels due to the issuance of the New Notes and potential borrowings under the New Credit Facility. Based upon the Company's current level of operations and anticipated growth, management believes that available cash flow, together with available borrowings under the New Credit Facility, will be adequate to meet the Company's anticipated future requirements for capital expenditures, working capital and debt service obligations. The New Credit Facility will expire on July 1, 2000, and the Company will need to seek to extend or renew the New Credit Facility or obtain alternative financing to meet its seasonal working capital needs and other requirements.

    In addition, Holdings has certain dividend and redemption obligations for which the Company must generate the necessary funds. Holdings has the three following classes of preferred stock: 5% Senior Preferred Stock, Junior Class A PIK Preferred Stock and Junior Class B PIK Preferred Stock. The 5% Senior Preferred Stock was issued in 1991 in the original face amount of $10.0 million and is subject to mandatory redemption on August 31, 2001. Assuming that Holdings continues to exercise its option to pay 50% of the dividends in kind, the redemption value of the 5% Senior Preferred Stock on August 31, 2001 will be approximately $12.7 million. The Junior Class A PIK Preferred Stock and the Junior Class B PIK Preferred Stock were issued in 1991 in the original face amounts of $7.0 million and $0.7 million, respectively. Both classes of Junior PIK Preferred Stock are subject to mandatory redemption on November 1, 2001. Assuming that Holdings continues to exercise its option to pay all dividends in kind, the redemption value of the Junior Class A PIK Preferred Stock and the Junior Class B PIK Preferred Stock on November 1, 2001 will be approximately $15.1 million and $1.5 million, respectively.

    In order for Holdings to make such redemption payments, Holdings must cause the Company, to the extent permitted by the instruments governing the New Notes and the New Credit Facility, to advance the necessary funds to Holdings by dividend or otherwise. Such advances, if paid, will reduce the funds available for the Company's operations. To the extent that such funds are not available, whether due to the restrictions set forth in the instruments governing the New Notes or the New Credit Facility or otherwise, the failure to make required redemption payments would trigger various provisions of Holdings' preferred stock, including provisions providing for a change of control of Holdings' and the Company's Boards of Directors.

    Instruments governing the Company's indebtedness, including the New Credit Facility and the Indenture pursuant to which the New Notes have been issued, contain financial and other covenants that restrict, among other things, the Company's ability to make investments, loans and advances, pay dividends and make certain other restricted payments, incur additional indebtedness, incur liens, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company, consummate certain other asset sales and enter into certain transactions with affiliates. Such limitations, together with the highly leveraged nature of the Company, could limit corporate and operating activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

INFLATION

    Inflationary factors such as increases in the costs of ingredients, purchased product, labor and corporate overhead may adversely affect the Company's operating profit. In addition, store operating costs, including most of the Company's retail store leases which require the Company to pay additional rent based on a percentage of sales as well as taxes, insurance and maintenance expenses, are subject to inflation. Although the Company's results to date have not been significantly affected by inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company and its operating results.

QUARTERLY RESULTS AND SEASONALITY

    The Company's sales and earnings are highly seasonal with the second and third fiscal quarters historically generating the highest sales and profits due to increased consumer demand during the Christmas, Valentine's Day and Easter holidays. The Company's sales generally have been lowest during the fourth quarter, reflecting reduced demand for the Company's products during the summer months and resulting in an EBITDA loss in this period. In light of the seasonality of the Company's business, results for any interim period are not necessarily indicative of the results that may be realized for the full year. The Company's working capital requirements also fluctuate throughout the year based on the Company's inventories in anticipation of sales. Such inventory requirements generally are highest during the first four months of each fiscal year as the Company increases its raw material and other inventories to accommodate anticipated product sales for the Christmas, Valentine's Day and Easter holiday periods.

    The following table summarizes the total net sales and EBITDA of the Company by quarter for fiscal 1996 and 1997.

                                 FIRST     SECOND      THIRD     FOURTH      FIRST      SECOND       THIRD      FOURTH
                                QUARTER    QUARTER    QUARTER    QUARTER    QUARTER     QUARTER     QUARTER     QUARTER
                                 ENDED      ENDED      ENDED      ENDED      ENDED       ENDED       ENDED       ENDED
                               NOV. 25,   FEB. 24,    MAY 25,   AUG. 31,   NOV. 30,    MARCH 1,     MAY 31,   AUGUST 30,
                                 1995       1996       1996      1996(1)     1996       1997(2)     1997(2)      1997
                               ---------  ---------  ---------  ---------  ---------  -----------  ---------  -----------
                                                                 (DOLLARS IN THOUSANDS)
Net sales....................  $  22,436  $  52,827  $  27,112  $  14,973  $  24,892   $  56,180   $  25,905   $  14,956
EBITDA.......................        424     15,995      2,434     (3,656)     1,178      18,005       2,104      (3,945)

--------------------------

(1) The fourth quarter of fiscal 1996 consisted of 14 weeks. All other quarters presented above consisted of 13 weeks.

(2) Because of the timing of the 1997 Easter holiday, management estimates that total net sales of $1.4 million and EBITDA of $0.6 million attributable to 1997 Easter sales were realized during the second quarter of fiscal 1997. If Easter had occurred later in calendar year 1997, some or all of such total net sales and EBITDA would have been realized in the third quarter of fiscal 1997, and therefore, would not have been included in the second quarter of fiscal 1997. See "Selected Historical Financial Data."

                        ITEM 8--FINANCIAL STATEMENTS AND
                               SUPPLEMENTARY DATA

    The audited financial statements of Archibald Candy Corporation are included in this report beginning at page F-1.

             ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURES

    During fiscal 1996 and fiscal 1997, there has been no change in the Company's accountants or any disagreement between the management of the Company and the Company's accountants on any matter of accounting principles or practices or financial statement disclosures.

                                    PART III
                   ITEM 10--EXECUTIVE OFFICERS AND DIRECTORS

    The following table and summary below set forth certain information with respect to the directors and management employees of the Company as of November 26, 1997.

NAME                                         AGE                           POSITION WITH THE COMPANY
---------------------------------------      ---      -------------------------------------------------------------------
Thomas H. Quinn........................          50   Chairman of the Board and Chief Executive Officer*
Ted A. Shepherd........................          38   President and Chief Operating Officer*
Donna M. Snopek........................          39   Vice President--Finance and Accounting and Secretary*
Alan W. Petrik.........................          44   Vice President--Operations
Michael A. Perrino.....................          43   Vice President--Specialty Division
Ricky L. Lelli.........................          46   Vice President--Manufacturing
John W. Jordan II......................          50   Director*
Adam E. Max............................          39   Director, Vice President, Assistant Treasurer and Assistant
                                                        Secretary*
Jeffrey Rosen..........................          48   Director*
Robert A. Schmitz......................          56   Director*

------------------------

*   Reflects positions held with both Holdings and the Company.

    MR. QUINN has served as Chairman of the Board and Chief Executive Officer of the Company since its acquisition by Holdings in 1991. Since 1988, Mr. Quinn has been President, Chief Operating Officer and a director of Jordan Industries, Inc., a diversified industrial holding company affiliated with TJC. Mr. Quinn is the Chairman of the Board and Chief Executive Officer of American Safety Razor Company, a director of AmeriKing, Inc. and a director of other privately held companies.

    MR. SHEPHERD has served as President and Chief Operating Officer of the Company since 1996. Mr. Shepherd joined the Company in December 1993 as Vice President of the Specialty Division and was named Vice President of Sales and Marketing in 1995. Mr. Shepherd has over 15 years of general management, sales and marketing experience in the confectionery industry. Prior to joining the Company, Mr. Shepherd worked for 11 years at Mars, Incorporated and affiliated entities, where he held a variety of sales, marketing and general management positions.

    MS. SNOPEK has served as Vice President of Finance and Accounting of the Company since 1996 and as Secretary of the Company since 1995. Ms. Snopek joined the Company in 1993 as Controller. Ms. Snopek has over 17 years experience in various finance and accounting positions. Prior to joining the Company, Ms. Snopek worked for the NutraSweet Company, where she served as Planning and Analysis Director.

    MR. PETRIK has served as Vice President of Operations of the Company since 1996. Mr. Petrik has been with the Company for 17 years and has held various senior management positions with the Company, including Vice President of Manufacturing.

    MR. PERRINO has served as Vice President of the Specialty Division of the Company since joining the Company in January 1997. Mr. Perrino has over 17 years of sales and marketing experience in the consumer products industry. Prior to joining the Company, Mr. Perrino worked for Weaver Popcorn Company as Senior Manager, Concession Snack and Retail Business.

    MR. LELLI has served as Vice President of Manufacturing of the Company since 1997. Mr. Lelli joined the Company in 1994 as Director of Manufacturing. Mr. Lelli has over 21 years of experience in the food processing industry. Prior to joining the Company, Mr. Lelli worked for five years at The Masterson Company, a confectionery company, where he served as Vice President of Manufacturing.

    MR. JORDAN has served as Director of the Company since its acquisition by Holdings in 1991. Mr. Jordan is a managing partner of The Jordan Company, a private merchant banking firm which he founded in 1982. Mr. Jordan is also a director of Jordan Industries, Inc., American Safety Razor Company, Carmike Cinemas, Inc., AmeriKing, Inc., Winning Ways, Inc., Motor and Gears, Inc., Rockshox, Inc. and Apparel Ventures, Inc., all of which are affiliates of TJC, as well as other privately-held companies.

    MR. MAX has served as Director of the Company since its acquisition by Holdings in 1991. Mr. Max is a principal of The Jordan Company, which he joined in 1986. Mr. Max is also a director of Rockshox, Inc. and Great American Cookie Company, Inc.

    MR. ROSEN has been designated by the TCW Investors to serve as a Director of the Company. Mr. Rosen is a partner in the law firm of O'Melveny & Meyers LLP, counsel for TCW Capital.

    MR. SCHMITZ has been designated by the TCW Investors as a Director of the Company and has served as such since 1994. Mr. Schmitz is President of Quest Capital Ltd. and a director of several privately held companies which are affiliates of TCW Capital. Mr. Schmitz was formerly a managing director of Trust Company of the West and TCW Capital.

                        ITEM 11--EXECUTIVE COMPENSATION

    The following table sets forth certain information regarding compensation paid or accrued by the Company during each of the three most recent fiscal years to the Company's chief executive officer and each of the executive officers of the Company whose total annual salary and bonus for each of such fiscal years exceeded $100,000 (collectively, the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                                          ANNUAL COMPENSATION
                                                ------------------------------------------------------------------------
                                                                                                         SECURITIES
                                                                                                       UNDERLYING SARS
                                                                                                             (#)
                                                                                     OTHER ANNUAL         LONG-TERM
NAME AND PRINCIPAL POSITION                       YEAR     SALARY($)    BONUS($)   COMPENSATION($)   COMPENSATION AWARDS
----------------------------------------------  ---------  ----------  ----------  ----------------  -------------------
Thomas H. Quinn, .............................       1997      --          --         $   52,000(1)          --
Chairman of the Board and Chief Executive            1996      --          --             52,000(1)          --
  Officer                                            1995      --          --             52,000(1)          --

Ted A. Shepherd, .............................       1997  $  221,583  $  311,000         --                 --
President and Chief Operating Officer (2)            1996     200,163     101,491         --                   7.00
                                                     1995     179,999      10,000         --                 --

Donna M. Snopek, .............................       1997     110,167     103,575         --                 --
Vice President--Finance and Accounting and           1996      93,500      24,310         --                   3.00
  Secretary (3)                                      1995      83,334      10,000         --                 --

Joseph S. Secker, ............................       1997     215,042      --             --                 --
Chief Financial Officer (4)                          1996     194,667      71,456         --                 --
                                                     1995     187,000           0         --                 --

------------------------

(1) Reflects a consulting fee the Company paid Mr. Quinn in each of fiscal 1997, 1996 and 1995 in lieu of salary. See "Certain Transactions--Director's Consulting Fee and TCW Investors' Expense Reimbursement."

(2) Reflects position held by Mr. Shepherd since March, 1996. In fiscal 1995, Mr. Shepherd served as Vice President of Sales and Marketing.

(3) Reflects position currently held by Ms. Snopek. During fiscal 1996 and 1995, Ms. Snopek served as Vice President--Controller of the Company. Ms. Snopek has served as Secretary of the Company since fiscal 1995.

(4) Mr. Secker was the Chief Financial Officer of the Company during the first month of fiscal 1997 and for all of fiscal 1996 and 1995. Mr. Secker resigned from the Company in September 1996. In connection with his resignation from the Company, Mr. Secker received a payment equal to $100,000 in consideration for the cancellation of 5.264 SARs previously granted to him and a continuation of his salary through September 1997.

HOLDINGS' STOCK APPRECIATION RIGHTS PLAN

    The Fannie May Holdings, Inc. Stock Appreciation Rights Plan (the "Plan") was adopted by the Board of Directors of Holdings in October, 1991 to afford selected employees of Holdings and its subsidiaries, including the Company, an opportunity to participate in the potential economic appreciation of Holdings' consolidated common stock equity value. A total of 52.75 stock appreciation rights ("SARs") are authorized for grant under the Plan representing the economic equivalent of 52.75 shares, or 5.0%, of

Holdings Common Stock, on a fully diluted basis. As of August 30, 1997, 40 SARs were outstanding under the Plan, with 28 SARs issued to current employees of the Company and the balance held by former employees.

    The Plan is administered under the direction of the Board of Directors of Holdings. The Board selects the employees to receive SARs and the number of SARs subject to each such grant and determines the exercise or vesting schedule for each SAR granted. Pursuant to the Plan, each SAR entitles the holder to surrender all or a portion thereof to Holdings upon the occurrence of any Cash Out Event (as defined in the Plan) for a payment in an amount based upon the value of one share of Holdings Common Stock, or a percentage thereof, determined with reference to the applicable Cash Out Event. In certain cases, all such payments may be deferred if Holdings is not permitted to pay the same by the governing debt documents. The Plan generally defines a Cash Out Event to include
(i) certain public offerings of Holdings Common Stock, (ii) any merger, combination, consolidation or similar transaction involving Holdings in which the holders of a majority of the outstanding Holdings Common Stock immediately prior to such transaction are not the holders of a majority of the ordinary voting securities of the entity surviving such transaction, (iii) the sale of all or substantially all of the assets of Holdings or (iv) the sale of a majority of Holdings Common Stock. The Plan provides that in the event the employment of any holder of an SAR terminates for (i) Cause (as defined in the Plan) at any time or (ii) any other reason except death or disability within a prescribed period (the "Vesting Period") following the grant of the subject SAR, then all of such holder's rights in such SAR shall automatically terminate. The Plan further provides that upon any termination of any SAR holder's employment following the Vesting Period, such holder's SARs shall be subject to repurchase by Holdings at the option of either Holdings or the holder. The price payable by Holdings in connection with any such repurchase is the amount allocable to such SAR by which the value of Holdings (determined by reference to certain book value and earnings measures established by the Plan) exceeds the dollar amount of all debt and preferred stock obligations of Holdings. At the Company's option, such repurchase amounts may be paid by a note payable over three years.

                           SAR GRANTS IN FISCAL 1997

    No SAR grants were made to the Named Executives during fiscal 1997.

AGGREGATED SAR EXERCISES IN FISCAL YEAR 1997 AND 1997 FISCAL YEAR-END SAR VALUES

                                                                    NUMBER OF SECURITIES
                                                                         UNDERLYING
                                                                     UNEXERCISED SARS AT    VALUE OF UNEXERCISED IN-THE-
                                SHARES ACQUIRED                       FISCAL YEAR- END,    MONEY SARS AT FISCAL YEAR- END,
                                  ON EXERCISE     VALUE REALIZED        EXERCISABLE/          EXERCISABLE/UNEXERCISABLE
NAME                                (#)(1)              ($)         UNEXERCISABLE (#)(2)               (#)(3)
------------------------------  ---------------  -----------------  ---------------------  -------------------------------
Thomas H. Quinn...............        --                --                      0/0                   $    0/$0
Ted A. Shepherd...............        --                --                  0/10.00                         0/0
Donna M. Snopek...............        --                --                   0/3.00                         0/0

------------------------

(1) No SARs were exercised during the fiscal 1997.

(2) Each SAR is exercisable only upon the occurrence of a Cash Out Event (as defined in the Plan) or, in certain circumstances, following the termination of the holder's employment with the Company.

(3) Based on the formulation specified in the SAR agreements of the respective Named Executives. The actual amount payable upon exercise of an SAR is subject to and not determinable until the occurrence of either (a) a Cash Out Event or (b) in certain circumstances, the call or put election of Holdings or the holder, respectively, following the termination of the holder's employment with the Company.

BENEFIT PLANS

    The Company sponsors two noncontributory defined benefit pension plans, one for eligible collective bargaining employees and one for eligible non-collective bargaining employees (collectively, the "Pension Plans"). An employee of the Company is generally eligible to become a participant in the applicable Pension Plan upon attaining age 21 and completing a 12-month period of service to the Company. Participants become vested in their accrued benefits under the applicable Pension Plan based on a three to seven year graded vesting schedule at the rate of 20% per year after three years of "Vesting Service" as defined in the Pension Plans. The Company makes annual contributions to the Pension Plans in amounts determined by the actuary for the Pension Plans.

    The normal retirement age under the Pension Plans is the later of age 65 or the fifth anniversary of participation for participants who enter the Plan on or after September 1, 1988 and age 65 for participants who enter the Plan before September 1, 1988. A reduced early retirement benefit is available when a participant has attained age 55 and completed at least ten years of Vesting Service. A participant's accrued annual benefit under the applicable Pension Plan, starting at age 65, is the sum of (a) his accrued annual benefit, if any, as of August 31, 1992 and (b) one-half of one percent of the compensation (as defined) paid to the participant during each year of "Credited Service" (as defined in the Pension Plans) after August 31, 1992. Compensation is generally defined in the Pension Plans as the total cash remuneration paid for the 12 months ending August 31 of each year, and is limited by federal law to $150,000 per year (as adjusted for cost-of-living increases).

    The estimated annual benefits payable to the Named Executives under the Pension Plans upon retirement at normal retirement age, assuming continuous service and constant salary to normal retirement date, is approximately $36,000, in aggregate.

               ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT
                           OWNERSHIP OF CAPITAL STOCK

    Holdings owns all of the Company's issued and outstanding capital stock. The following table sets forth certain information with respect to the beneficial ownership of the equity securities of Holdings as of August 30, 1997 by (i) each person who is known by the Company to beneficially own more than 5% of the outstanding shares of any class of Holdings' voting securities; (ii) each of the directors and Named Executives of Holdings who own shares of Holdings' equity securities; and (iii) all directors and executive officers of Holdings, as a group, who own shares of Holdings' equity securities.

                                                                                                       PERCENTAGE OF ALL
                                                                      NUMBER OF     PERCENTAGE OF     OUTSTANDING VOTING
NAME (1)                                        TITLE OF CLASS (2)      SHARES        CLASS (3)          COMMON STOCK
---------------------------------------------  --------------------  ------------  ---------------  -----------------------
TCW Capital (3)..............................  Class A Common          339.741000          48.9%                34.0%
Jordan Industries, Inc. (4)..................  Class A Common          151.128000          21.7                 15.1
MCIT (Existing Pool) Limited (5).............  Class A Common          100.752000          14.5                 10.1
WCT Investment Pte Ltd. (6)..................  Class A Common           82.573000          11.9                  8.3
Mezzanine Capital (7)........................  Class A Common           21.069000           3.0                  2.1
Leucadia Investors, Inc. (8).................  Class C Common           65.788625          22.3                  6.6
John W. Jordan II (9)........................  Class C Common           43.945960          14.9                  4.4
Thomas H. Quinn (10).........................  Class C Common           31.582500          10.7                  3.2
Adam E. Max (11).............................  Class C Common           26.315450           8.9                  2.6
TCW Special Placements Fund III (7)..........  Class D Common           10.000000         100.0                  1.0
All directors and executive officers of
  Holdings as a group........................  Class C Common           101.84296          34.5                 10.2

------------------------

 (1) For purposes herein, (a) the term "TCW Investors" consists of the following: TCW Capital, WCT Investment Pte Ltd., Mezzanine Capital and TCW Special Placements Fund III; and (b) the term "TJC Investors" includes, among others, the following: Jordan Industries, Inc., Leucadia Investors, Inc., MCIT (Existing Pool) Limited, John W. Jordan II, Thomas H. Quinn and Adam E. Max.

 (2) As of August 30, 1997, there were outstanding (i) 695.263 shares of Holdings' Class A Common Stock, (ii) no shares of Holdings' Class B Common Stock, (iii) 294.737 of Holdings' Class C Common Stock and (iv) 10 shares of Holdings' Class D Common Stock, aggregating to 1,000 outstanding shares of Holdings' Common Stock. As of August 30, 1997, there also were outstanding
    (A) 1,155.0437949 shares of the Company's 5% Senior Preferred Stock (28.1717999 shares of which were issued on August 29, 1997 in partial satisfaction of the dividend payable on such date), all of which is owned by former owners of the Company, (B) 411.5785 shares of the Company's Junior Class A PIK Preferred Stock, approximately 36% of which is owned by TJC Investors and approximately 64% of which is owned by TCW Investors, and (C)
    41.1578 shares of the Company's Junior Class B PIK Preferred Stock, approximately 80% of which is owned by TJC Investors. On November 1, 1997, the Company issued 32.9263 shares of its Junior Class A PIK Preferred Stock in full satisfaction of the dividend payable on the Company's Junior Class A PIK Preferred Stock on such date and 3.2926 shares of its Junior Class B PIK Preferred Stock in full satisfaction of the dividend payable on the Company's Junior Class B PIK Preferred Stock on such date.

 (3) The Class A Common Stock indicated as owned by TCW Capital is actually held as follows: (i) 311.408 shares are held in the name of TCW Special Placements Fund III; (ii) 23.74 shares are held in the name of TCW Capital, as Investment Manager pursuant to an Investment Management Agreement dated as of April 18, 1990; and (iii) 4.593 shares are held in the name of TCW Capital, as Investment Management pursuant to an Investment Management Agreement dated as of June 19,

    1989. As of August 30, 1997, TCW Investors owned 43.3% of the outstanding voting Holdings' Common Stock. As of August 30, 1997, TCW Investors also owned approximately 64% of Holdings' Junior Class A PIK Preferred Stock. The principal address of TCW Capital is c/o Trust Company of the West, Representative Office, 200 Park Avenue, Suite 2200, New York, New York 10166.

 (4) As of November 26, 1997, Jordan Industries, Inc. and other TJC Investors also owned approximately 36% of Holdings' Junior Class A PIK Preferred Stock. The principal address of Jordan Industries, Inc. is ArborLake Center, 1751 Lake Cook Road, Suite 550, Deerfield, Illinois 60015. Mr. Jordan is Chairman of the Board and Chief Executive Officer of Jordan Industries, Inc. Mr. Quinn is President, Chief Operating Officer and a Director of Jordan Industries, Inc.

 (5) As of November 26, 1997, MCIT (Existing Pool) Limited also owned 63.5007 shares of Holdings' Junior Class A PIK Preferred Stock. The principal address of MCIT (Existing Pool) Limited is c/o The Jordan Company, 9 West 57th Street, New York, New York 10019.

 (6) As of November 26, 1997, WCT Investment Pte Ltd. also owned 50.4744 shares of Holdings' Junior Class A PIK Preferred Stock. In connection with its acquisition in 1992 from certain affiliates of TCW Capital of shares of Holdings' Class A Common Stock and Junior Class A PIK Preferred Stock, WCT Investment Pte Ltd. granted an irrevocable proxy to TCW Special Placements Fund III for the purpose of approving or consenting to certain actions by Holdings. The principal address of WCT Investment Pte Ltd. is c/o Government of Singapore Investment Corporation, 255 Shoreline Drive, Suite 600, Redwood City, California 94065.

 (7) Mezzanine Capital is affiliated with TCW Capital. As of November 26, 1997, Mezzanine Capital also owned 13.3686 shares of Holdings' Junior Class A PIK Preferred Stock. The principal address for each of Mezzanine Capital and TCW Special Placements Fund III is c/o TCW Special Placements Fund III, 865 S. Figueroa St., Suite 1800, Los Angeles, California 90017.

 (8) As of November 26, 1997, Leucadia Investors, Inc. also owned 11.1125 shares of Holdings' Junior Class B PIK Preferred Stock. The principal address of Leucadia Investors, Inc. is 315 Park Avenue South, New York, New York 10010.

 (9) 43.945960 shares of Holdings' Class C Common Stock are held by The John W. Jordan II Revocable Trust, of which Mr. Jordan is trustee. Mr. Jordan's address is c/o The Jordan Company, 9 West 57th Street, New York, New York 10019.

(10) Mr. Quinn's address is c/o Archibald Candy Corporation, 1137 West Jackson Boulevard, Chicago, Illinois 60607.

(11) As of November 26, 1997, Mr. Max also owned 4.4451 shares of Holdings' Junior Class B PIK Preferred Stock. The address of Mr. Max is c/o The Jordan Company, 9 West 57th Street, New York, New York 10019.

                         ITEM 13--CERTAIN TRANSACTIONS

MANAGEMENT CONSULTING AGREEMENT AND INVESTMENT BANKING FEES

    Since the formation of Holdings and its acquisition of the Company in 1991, the Company has paid (or accrued), pursuant to a Management Consulting Agreement dated as of October 30, 1991 between Holdings and TJC Management Corp. (the "Original Management Consulting Agreement") certain fees to TJC Management Corp. and its designees, affiliates of the TJC Investors, in exchange for management, consulting, investment banking and similar services to the Company and Holdings and has reimbursed TJC Management Corp. for expenses incurred in connection with the performance of such services. For fiscal 1994, 1995, 1996 and 1997 (through July 2, 1997), the Company had accrued $273,000, $364,000, $364,000 and
$304,000, respectively, representing fees due to TJC Management Corp. under the Original Management Consulting Agreement for an aggregate amount of $1,305,000. The Company paid all such accrued and unpaid amounts out of the proceeds of the Offering. Concurrently with the Offering, the Original Management Consulting Agreement was terminated and Holdings simultaneously entered into a new, five year Management Consulting Agreement with TJC Management Corp. (the "Management Consulting Agreement"), pursuant to which TJC Management Corp. or its designee will receive a fixed fee for management, consulting and similar services in the amount of $364,000 per annum plus any out-of-pocket expenses and additional fees for any investment banking services rendered. In addition, affiliates of the TCW Investors will be paid $48,000 in aggregate per year as reimbursement of expenses. See "--Director's Consulting Fee and TCW Investors' Expense Reimbursement." The Company believes that the terms of the Management Consulting Agreement are comparable to the terms that it would obtain from disinterested third parties for comparable services.

    Pursuant to the terms of an Investment Banking Fee Agreement dated as of October 30, 1991 (and amended in September 1992) between Holdings and an affiliate of the TJC Investors (the "Investment Banking Fee Agreement"), such affiliate earned investment banking fees of $2.0 million in aggregate in connection with Holdings' acquisition of the Company in 1991, of which $1.5 million was paid at that time. The Company paid $0.5 million of such accrued but unpaid fees out of the proceeds of the Offering. The Company believes that the terms of the Investment Banking Fee Agreement were comparable to the terms that it could have obtained from disinterested third parties for comparable services.

TAX SHARING AND MANAGEMENT AGREEMENT

    Concurrently with the closing of the Offering, Holdings and the Company entered into a Tax Sharing and Management Consulting Agreement ("Tax Sharing and Management Agreement"), pursuant to which the Company agreed to advance to Holdings (i) so long as Holdings files consolidated income tax returns that include the Company, payments for the Company's share of income taxes, assuming the Company is a stand-alone entity and without giving effect to any consolidated net operating loss carry forwards of Holdings accumulated through August 30, 1997; (ii) an annual fee of $412,000 for management, consulting, investment banking and similar services, plus an amount equal to the expenses incurred by Holdings in connection with the performance of such services, (iii) investment banking fees incurred by Holdings on behalf of the Company with the TJC Investors in connection with (a) any future recapitalizations, acquisitions or any similar transaction, which fee shall not exceed 2% of the transaction value, and (b) any financing transactions, which fee shall not exceed 1% of the transaction value; (iv) amounts sufficient for Holdings to pay fees, expenses and indemnities to directors of Holdings in accordance with its bylaws and indemnification agreements in effect as of the closing of the Offering; and (v) payments to or on behalf of Holdings in respect of franchise or similar taxes and governmental charges incurred by it relating to the business, operations or finances of the Company. The Company believes that the terms of the management services provided under the Tax Sharing and Management Agreement are comparable to the terms that it would obtain from disinterested third parties for comparable services. The Company paid Holdings $68,000 in management consulting fees in fiscal 1997 pursuant to the Tax Sharing and Management Agreement.

PARTICIPATION BY JORDAN INDUSTRIES IN OLD CREDIT FACILITY

    In June 1995, in connection with an amendment to the Old Credit Facility, and contemporaneously with its acquisition of certain securities that had been issued under the Securities Purchase Agreement, Jordan Industries, Inc. ("Jordan Industries"), which is one of the TJC Investors, acquired a $7.0 million undivided participating interest in the Term Loan under the Old Credit Facility and agreed to acquire additional participating interests therein under certain circumstances in an amount not to exceed $3.0 million. Jordan Industries did not acquire any such additional interests. Under the terms of the participation agreement, Jordan Industries was not entitled to repayment of any principal or interest on its portion of the Term Loan until all other lenders under the Term Loan were paid in full. The repayment of the Old Credit Facility out of the net proceeds of the Offering satisfied the principal and interest owing to Jordan

Industries ($8.3 million, as of July 2, 1997) with respect to its participation in the Old Credit Facility. Jordan Industries is not a participant in the New Credit Facility, but continues to hold Class A Preferred Stock and Holdings Common Stock.

SUBORDINATED NOTES

    Certain of the TJC Investors, including Jordan Industries, and the TCW Investors owned $12.5 million and $22.5 million, respectively, in aggregate principal amount of Subordinated Notes which were prepaid in their entirety out of the proceeds of the Offering. As a result of such prepayment, the holders of the Subordinated Notes received a 5.0% prepayment premium with the TCW Investors receiving $1,125,000 and the TJC Investors receiving $625,000.

PREFERRED STOCK

    As of August 30, 1997, the TCW Investors owned approximately 64% of the Class A Preferred Stock and the TJC Investors owned approximately 36% of the Class A Preferred Stock and approximately 80% of the Class B Preferred Stock, all of which is subject to redemption.

DIRECTOR'S CONSULTING FEE AND TCW INVESTORS' EXPENSE REIMBURSEMENT

    In each of fiscal 1995, 1996 and 1997, the Company paid Mr. Quinn a consulting fee equal to $52,000 in lieu of a salary in exchange for services rendered to the Company. Mr. Quinn consulted with the Company with respect to its financial and business affairs, its relationships with its lenders and stockholders, and the operation and expansion of its business. Such fee is expected to continue in the future and is subject to reasonable increases. Pursuant to the Tax Sharing and Management Agreement, certain affiliates of the TCW Investors who are members of the Board of Directors will receive $48,000 in the aggregate per year as reimbursement of expenses incurred in performing financial and management consulting services for the Company. See "--Tax Sharing and Management Agreement."

SHAREHOLDERS AGREEMENT

    In connection with the formation of Holdings and its acquisition of the Company in 1991, TJC Investors and TCW Investors and the other initial investors entered into the Shareholders Agreement, which contains provisions relating to the governance of the Company and Holdings and restrictions on, and rights in the event of, the transfer of Holdings' Common Stock. In connection with its acquisition in 1992 from certain affiliates of TCW Capital of shares of Holdings' Class A Common Stock and Junior Class A PIK Preferred Stock, WCT Investment Pte Ltd. granted an irrevocable proxy to TCW Special Placements Fund III for the purpose of approving or consenting to certain actions by Holdings, including mergers, consolidations, acquisitions of other entities, recapitalizations, issuances of equity securities and modifications of Holdings' business.

                                    PART IV
   ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K.

    1.  Report of Independent Auditors

       Balance Sheets as of August 31, 1996 and August 30, 1997.
       Statements of Operations for the years ended August 26, 1995, August 31, 1996 and August 30, 1997.

       Statement of Changes in Shareholder's Equity (Deficit) for the years ended August 26, 1995, August 31, 1996 and August 30, 1997.

       Statements of Cash Flows for the years ended August 26, 1995, August 31, 1996 and August 30, 1997.

       Notes to Financial Statements.

    2.  Other Financial Information. None.

    3. The exhibits listed in the following "Index to Exhibits" are filed with this Form 10-K or incorporated by reference as set forth below.

(b) The following reports on Form 8-K were filed during the fiscal quarter ended August 30, 1997.
    None.

(c) The exhibits listed in the following "Index to Exhibits" are filed with this Form 10-K or incorporated by reference as set forth below.

(d) Additional Financial Statement Schedules.
    None.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER DESCRIPTION OF EXHIBIT
------ --------------------------------------------------------------------------
  3.1  Amended and Restated Articles of Incorporation of the Company
         (incorporated by reference to Exhibit 3.1 to the Company's Registration
         Statement on Form S-1 (File Nos. 333-33751))
  3.2  Amended and Restated By-Laws of the Company (incorporated by reference to
         Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File
         Nos. 333-33751))
  4.1  Form of the New Notes (incorporated by reference to Exhibit 4.1 to the
         Company's Registration Statement on Form S-1 (File Nos. 333-33751)
  4.2  Indenture dated as of July 2, 1997 between the Company and the Trustee
         (incorporated by reference to Exhibit 4.4 to the Company's Registration
         Statement on Form S-1 (File Nos. 333-33751))
  4.3  Pledge and Security Agreement dated as of July 2, 1997 between the Company and the Trustee (incorporated by reference to Exhibit 4.6 to the
         Company's Registration Statement on Form S-1 (File Nos. 333-33751))
  4.4  Intellectual Property Security Agreement dated as of July 2, 1997 between the Company and the Trustee (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-1 (File Nos. 333-33751))

EXHIBIT
NUMBER DESCRIPTION OF EXHIBIT
------ --------------------------------------------------------------------------
  4.5  Mortgage, Security Agreement, Assignment of Leases and Rents, Fixture
         Filing and Financing Statement dated July 2, 1997 relating to the
         Company's Chicago, Illinois manufacturing and headquarters facility
         (incorporated by reference to Exhibit 4.8 to the Company's Registration
         Statement on Form S-1 (File Nos. 333-33751))
  4.6  Open-End Mortgage, Security Agreement, Assignment of Leases and Rents,
         Fixture Filing and Financing Statement dated July 2, 1997 relating to the Company's Bensalem, Pennsylvania warehouse and distribution facility
         (incorporated by reference to Exhibit 4.9 to the Company's Registration
         Statement on Form S-1 (File Nos. 333-33751))
  4.7  Amended and Restated Credit Agreement dated as of July 2, 1997 among the
         Company, the lenders signatory thereto and The First National Bank of
         Chicago, as Agent (incorporated by reference to Exhibit 4.10 to the
         Company's Registration Statement on Form S-1 (File Nos. 333-33751))
  4.8  Amended and Restated Security Agreement dated as of July 2, 1997 between the Company and The First National Bank of Chicago, as Agent
         (incorporated by reference to Exhibit 4.11 to the Company's Registration
         Statement on Form S-1 (File Nos. 333-33751))
  4.9  Form of SAR Agreements (incorporated by reference to Exhibit 4.12 to the
         Company's Registration Statement on Form S-1 (File Nos. 333-33751))
  4.10 Lease dated April 17, 1997 between Chicago Midway Joint Venture, as landlord, and the Company, as tenant, relating to the Company's Chicago,
         Illinois warehouse and distribution facility (incorporated by reference to Exhibit 4.13 to the Company's Registration Statement on Form S-1
         (File Nos. 333-33751))
 10.1  Indemnification Agreements dated as of July 2, 1997 between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on
         Form S-1 (File Nos. 333-33751))
 10.2  Securities Purchase Agreement dated as of October 30, 1991 among Holdings, the Company and the Purchasers (as defined therein), together with First
         Amendment thereto dated as of September 18, 1992, Second Amendment thereto dated as of August 12, 1994 and Third Amendment thereto dated as of July 2, 1997 (incorporated by reference to Exhibit 10.2 to the
         Company's Registration Statement on Form S-1 (File Nos. 333-33751))
 10.3  Shareholders Agreement dated as of October 30, 1991 among the holders of the Company's common stock, together with First Amendment thereto dated as of July 2, 1997 (incorporated by reference to Exhibit 10.3 to the
         Company's Registration Statement on Form S-1 (File Nos. 333-33751))
 10.4  Tax Sharing and Management Consulting Agreement dated as of July 2, 1997 between the Company and Holdings (incorporated by reference to Exhibit
         10.4 to the Company's Registration Statement on Form S-1 (File Nos.
         333-33751))
 10.5  Management Consulting Agreement by and between Holdings and TJC Management
         Corp. dated as of July 2, 1997 (incorporated by reference to Exhibit
         10.5 to the Company's Registration Statement on Form S-1 (File Nos.
         333-33751))
 10.6  Supply Agreement dated February 11, 1997 between the Company and Nestle
         Food Company (incorporated by reference to Exhibit 10.6 to the Company's
         Registration Statement on Form S-1 (File Nos. 333-33751))
 10.7  Supply Agreement dated June 24, 1997 between the Company and ADM Cocoa
         (incorporated by reference to Exhibit 10.7 to the Company's Registration
         Statement on Form S-1 (File Nos. 333-33751))

EXHIBIT
NUMBER DESCRIPTION OF EXHIBIT
------ --------------------------------------------------------------------------
 10.8  Supply Agreement dated January 22, 1997 between the Company and Grace
         Cocoa Chocolate Americas (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File Nos. 333-33751))
 10.9  Supply Agreement dated September 5, 1996 between the Company and The
         Western Sugar Company (incorporated by reference to Exhibit 10.9 to the
         Company's Registration Statement on Form S-1 (File Nos. 333-33751))
 10.10 Supply Agreement dated March 25, 1997 between the Company and Cerestar
         USA, Inc. (incorporated by reference to Exhibit 10.10 to the Company's
         Registration Statement on Form S-1 (File Nos. 333-33751))
 12.1  Statements re: Computation of Earnings to Fixed Charges
 21.1  Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1 (File Nos. 333-33751))
 27.1  Financial Data Schedule

                         INDEX TO FINANCIAL STATEMENTS

ARCHIBALD CANDY CORPORATION

  Report of Independent Auditors...........................................................................     F-2

  Balance Sheets as of August 31, 1996 and August 30, 1997.................................................     F-3

  Statements of Operations for the years ended August 26, 1995, August 31, 1996, and
    August 30, 1997........................................................................................     F-4

  Statement of Changes in Shareholder's Equity (Deficit) for the years ended August 26, 1995, August 31,
    1996, and August 30, 1997..............................................................................     F-5

  Statements of Cash Flows for the years ended August 26, 1995, August 31, 1996, and
    August 30, 1997........................................................................................     F-6

  Notes to Financial Statements............................................................................     F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Archibald Candy Corporation

    We have audited the accompanying balance sheets of Archibald Candy Corporation as of August 31, 1996 and August 30, 1997 and the related statements of operations, shareholder's equity (deficit), and cash flows for the fiscal years ended August 26, 1995, August 31, 1996, and August 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the 1995, 1996, and 1997 financial statements referred to above present fairly, in all material respects, the financial position of Archibald Candy Corporation as of August 31, 1996 and August 30, 1997, and the results of its operations and its cash flows for the fiscal years ended August 26, 1995, August 31, 1996, and August 30, 1997, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

October 20, 1997
Chicago, Illinois

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

                                 BALANCE SHEETS

                   AS OF AUGUST 31, 1996 AND AUGUST 30, 1997

                                                        1996          1997
                                                    ------------  ------------
                                                    (DOLLARS IN THOUSANDS)
                                    ASSETS

Current assets:
  Cash and cash equivalents.......................  $        380  $     15,801
  Accounts receivable, net........................           329           576
  Inventories.....................................        18,638        18,965
  Prepaid expenses and other current assets.......         1,083           791
                                                    ------------  ------------
Total current assets..............................        20,430        36,133
Due from affiliate................................           543           825
Property, plant, and equipment....................        20,651        20,330
Goodwill, less accumulated amortization of $5,376
  ($4,443 in 1996)................................        32,893        31,960
Noncompete agreements and other intangibles, less
  accumulated amortization of $90 ($72 in 1996)...           145           127
Deferred financing fees, less accumulated
  amortization of $108 ($1,613 in 1996)...........         1,701         4,166
Other assets......................................         2,305         2,119
                                                    ------------  ------------
      Total assets................................  $     78,668  $     95,660
                                                    ------------  ------------
                                                    ------------  ------------

                LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current liabilities:
  Revolving line of credit........................  $      9,100  $    --
  Accounts payable................................         4,467         4,769
  Accrued liabilities.............................         3,846         4,964
  Accrued management fee..........................         1,501       --
  Payroll and related liabilities.................         1,717         2,025
  Current portion of long-term debt and capital
    lease obligations.............................         4,063           376
                                                    ------------  ------------
Total current liabilities.........................        24,694        12,134
Long-term debt, less current portion..............        68,872       100,000
Capital lease obligations, less current portion...           550           145
Shareholder's equity (deficit):
  Common stock, $0.01 par value:
    Authorized-- 25,000 shares....................
    Issued and outstanding--19,200 shares.........       --            --
  Additional paid-in capital......................        18,700        18,700
  Accumulated deficit.............................       (34,148)      (35,319)
                                                    ------------  ------------
Total shareholder's equity (deficit)..............       (15,448)      (16,619)
                                                    ------------  ------------
Total liabilities and shareholder's equity
  (deficit).......................................  $     78,668  $     95,660
                                                    ------------  ------------
                                                    ------------  ------------

                            See accompanying notes.

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

                            STATEMENTS OF OPERATIONS

       YEARS ENDED AUGUST 26, 1995, AUGUST 31, 1996, AND AUGUST 30, 1997

                                                                                  1995        1996        1997
                                                                               ----------  ----------  ----------
                                                                                     (DOLLARS IN THOUSANDS)
Net sales....................................................................  $  115,555  $  117,348  $  121,933
Cost of sales, excluding depreciation........................................      40,246      41,010      42,284
Selling, general, and administrative expenses, excluding depreciation........      61,544      61,120      62,442
Depreciation and amortization expense........................................       6,651       5,135       4,319
Amortization of goodwill and other intangibles...............................       3,348       1,672       1,613
Management fees and other fees...............................................         476         466         474
                                                                               ----------  ----------  ----------
Operating income (loss)......................................................       3,290       7,945      10,801

Other (income) and expense:
  Interest expense...........................................................       9,237       9,455       9,235
  Interest and other income and expense......................................        (275)       (444)       (411)
                                                                               ----------  ----------  ----------
Income (loss) before income taxes and extraordinary item.....................      (5,672)     (1,066)      1,977
Provision (benefit) for income taxes.........................................         (68)        349         250
                                                                               ----------  ----------  ----------
Income (loss) before extraordinary item......................................      (5,604)     (1,415)      1,727
Extraordinary item--Loss from early extinguishment of debt...................      --          --           2,898
                                                                               ----------  ----------  ----------
Net loss.....................................................................  $   (5,604) $   (1,415) $   (1,171)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                            See accompanying notes.

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

             STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (DEFICIT)

                                                           COMMON STOCK                                       TOTAL
                                                     ------------------------  ADDITIONAL                 SHAREHOLDER'S
                                                      NUMBER OF                  PAID-IN    ACCUMULATED      EQUITY
                                                       SHARES       AMOUNT       CAPITAL      DEFICIT       (DEFICIT)
                                                     -----------  -----------  -----------  ------------  -------------
                                                                           (DOLLARS IN THOUSANDS)
Balance at August 31, 1994.........................      19,200    $  --        $  18,700    $  (27,129)   $    (8,429)
Net loss...........................................      --           --           --            (5,604)        (5,604)
                                                     -----------  -----------  -----------  ------------  -------------
Balance at August 26, 1995.........................      19,200       --           18,700       (32,733)       (14,033)
Net loss...........................................      --           --           --            (1,415)        (1,415)
                                                     -----------  -----------  -----------  ------------  -------------
Balance at August 31, 1996.........................      19,200       --           18,700       (34,148)       (15,448)
Net loss...........................................      --           --           --            (1,171)        (1,171)
                                                     -----------  -----------  -----------  ------------  -------------
Balance at August 30, 1997.........................      19,200    $  --        $  18,700    $  (35,319)   $   (16,619)
                                                     -----------  -----------  -----------  ------------  -------------
                                                     -----------  -----------  -----------  ------------  -------------

                            See accompanying notes.

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

                            STATEMENTS OF CASH FLOWS

       YEARS ENDED AUGUST 26, 1995, AUGUST 31, 1996, AND AUGUST 30, 1997

                                                                                    1995       1996        1997
                                                                                 ----------  ---------  ----------
                                                                                      (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net loss.......................................................................  $   (5,604) $  (1,415) $   (1,171)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization................................................       9,999      6,807       5,932
  Net gain on disposal of property, plant, and equipment.......................      --           (441)     --
  Write-off of deferred financing fees.........................................      --         --           1,148
  Changes in operating assets and liabilities:
    Accounts receivable, net...................................................        (382)       355        (247)
    Due from affiliate.........................................................      --           (543)       (282)
    Inventories................................................................      (1,863)      (273)       (327)
    Prepaid expenses and other current assets..................................        (793)      (263)        (19)
    Other assets...............................................................         380          5         186
    Accounts payable and accrued liabilities...................................       2,814       (115)     (1,301)
                                                                                 ----------  ---------  ----------
Net cash provided by operating activities......................................       4,551      4,117       3,919

INVESTING ACTIVITIES
Purchase of property, plant, and equipment.....................................      (2,325)    (2,280)     (3,688)
Proceeds from sale of property, plant, and equipment...........................         367      1,159      --
                                                                                 ----------  ---------  ----------
Net cash used in investing activities..........................................      (1,958)    (1,121)     (3,688)

FINANCING ACTIVITIES
Proceeds from long-term debt...................................................      34,200     --         100,000
Net decrease in revolving line of credit.......................................      (2,500)    (1,900)     (9,100)
Repayments of long-term debt...................................................     (34,450)      (900)    (71,086)
Payments of capital lease obligations..........................................        (229)      (269)       (350)
Costs related to loan agreement................................................        (491)       (29)     (4,274)
                                                                                 ----------  ---------  ----------
Net cash provided by (used in) financing activities............................      (3,470)    (3,098)     15,190
                                                                                 ----------  ---------  ----------
Net increase (decrease) in cash and cash equivalents...........................        (877)      (102)     15,421
Cash and cash equivalents at beginning of year.................................       1,359        482         380
                                                                                 ----------  ---------  ----------
Cash and cash equivalents at end of year.......................................  $      482  $     380  $   15,801
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Acquisition of equipment under capital lease agreements........................  $      272  $     214  $   --
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------

SUPPLEMENTAL SCHEDULE OF CASH TRANSACTIONS
Interest paid..................................................................  $    6,566  $  10,631  $    8,934
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------

                            See accompanying notes.

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

                         NOTES TO FINANCIAL STATEMENTS

                                AUGUST 30, 1997
                             (DOLLARS IN THOUSANDS)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    The Company is a manufacturer and retailer of boxed chocolates and other confectionery items. The Company sells its Fannie May and Fanny Farmer brand candies in 322 Company-operated stores and approximately 6,000 third-party retail outlets as well as through quantity order, mail order and fundraising programs primarily in the Midwestern and Eastern United States.

    In 1995, the Company changed its fiscal year-end to the last Saturday in August from the last day in August. The fiscal year ended August 31, 1996, had 53 weeks while the fiscal year ended August 30, 1997, had 52 weeks.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES

    Inventories are stated at the lower of cost or market. Inventories are valued primarily at either average or first in, first out (FIFO) cost.

PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment are recorded at cost. Depreciation and amortization are determined over the estimated useful lives of the assets using the straight-line method for both financial reporting and tax purposes. Leasehold improvements at various locations are amortized over a predetermined life, considering the term of each lease.

INTANGIBLES AND DEFERRED COSTS

    Goodwill is amortized on a straight-line basis over a 40-year period. Deferred financing costs are amortized over the terms of the loans.

    The Company evaluates whether indicators of impairment of long-lived assets, including goodwill, are present, and if such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. If so, the Company would recognize an impairment loss based on the excess of the carrying amount of the assets over their fair value. The Company has determined that no impairment loss has occurred related to long-lived assets.

INCOME TAXES

    Income taxes are accounted for under Financial Accounting Standards Board
(FASB) Statement 109, ACCOUNTING FOR INCOME TAXES. Statement 109 requires the liability method for financial accounting and reporting for income taxes. Under this method, a current tax asset or liability is recognized for the

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) estimated taxes payable or refundable on tax returns for the current year, and deferred tax assets or liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards using the enacted rates and laws that will be in effect when the differences are expected to reverse.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ADVERTISING COSTS

    The Company expenses advertising costs as incurred, except for the costs associated with the development of print advertising which are deferred and expensed upon first showing. Advertising expense was $3,170, $2,733, and $2,853 for 1995, 1996, and 1997, respectively. At August 31, 1996 and August 30, 1997, the Company had $388 and $240, respectively, of print advertising costs which are included in prepaids and other current assets in the accompanying balance sheets.

RECLASSIFICATIONS

    Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

3.  INVENTORIES

    Inventories at August 31, 1996 and August 30, 1997 are comprised of the following:

                                                                           1996        1997
                                                                        ----------  ----------
Raw materials.........................................................  $    8,101  $    7,688
Work in process.......................................................         168         218
Finished goods........................................................      10,369      11,059
                                                                        ----------  ----------
                                                                        $   18,638  $   18,965
                                                                        ----------  ----------
                                                                        ----------  ----------

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.  PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment at August 31, 1996 and August 30, 1997 are comprised of the following:

                                                                           1996        1997
                                                                        ----------  ----------
Land..................................................................  $    3,539  $    3,539
Machinery and equipment...............................................      13,569      15,324
Buildings and improvements............................................      15,208      15,974
Furniture and fixtures................................................       2,323       2,531
Leasehold improvements................................................      10,704      11,659
                                                                        ----------  ----------
                                                                            45,343      49,027
Less: Accumulated depreciation........................................     (24,692)    (28,697)
                                                                        ----------  ----------
                                                                        $   20,651  $   20,330
                                                                        ----------  ----------
                                                                        ----------  ----------

5.  BENEFIT PLANS

    The Company maintains noncontributory pension plans for substantially all employees. The Company intends to fund pension costs in amounts not less than amounts required by the Employee Retirement Income Security Act of 1974.

    The net periodic pension cost recognized as expense for the years ended August 26, 1995, August 31, 1996, and August 30, 1997, consists of the following:

                                                                      1995       1996       1997
                                                                    ---------  ---------  ---------
Service cost......................................................  $     350  $     350  $     370
Interest cost.....................................................        366        379        389
Return on plan assets.............................................       (531)      (710)    (1,700)
Other.............................................................        123        267      1,248
                                                                    ---------  ---------  ---------
                                                                    $     308  $     286  $     307
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.  BENEFIT PLANS (CONTINUED)
    The following table sets forth the Plans' funded status and amounts recognized in the Company's consolidated balance sheets at August 31, 1996 and August 30, 1997:

                                                                               1996       1997
                                                                             ---------  ---------
Actuarial present value of:
  Accumulated benefit obligations:
    Vested.................................................................  $   3,630  $   3,677
    Nonvested..............................................................        810        739
                                                                             ---------  ---------
                                                                                 4,440      4,416
  Present value of future compensation.....................................        384        555
                                                                             ---------  ---------
                                                                                 4,824      4,971

Assets relating to such benefits:
  Market value of funded assets, primarily invested in money market and
    equity securities......................................................      6,001      6,980
                                                                             ---------  ---------
  Overfunded projected benefit obligation..................................      1,177      2,009
  Unrecognized (gain) loss.................................................        177       (963)
                                                                             ---------  ---------
Pension asset recorded as a long-term asset................................  $   1,354  $   1,046
                                                                             ---------  ---------
                                                                             ---------  ---------

    The assumptions used in determining the present value of benefits were:

                                                                                     1996         1997
                                                                                     -----        -----
Discount rate...................................................................      8.0   %      8.0   %
Expected rate of return on assets...............................................      8.0          8.0
Rate of increase in compensation................................................      3.0          4.0

    The Company also maintains 401(k) and profit-sharing trust plans for substantially all employees. Effective January 1, 1994, the Company amended the Plan to include the 401(k) deferral option for the employees. The Company allows full-time, regular employees to elect to participate in the 401(k) portion of the plans upon hire or upon the next entry date of March 1 or September 1 upon the attainment of age 21. Employees can also become participants in the profit-sharing portion of the plans on March 1 or September 1 upon the attainment of the age of 21 and the completion of one year and at least 1,000 hours of service. Employees may contribute 1% to 15% of their compensation. The Company contributes to the Plans a discretionary amount as approved by the Board of Directors. In 1995, 1996, and 1997, the total Company expense related to the Plans was $75 annually.

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.  LEASES

    The Company leases the majority of its retail stores under operating leases. Rent expense, for the years ended August 26, 1995, August 31, 1996, and August 30, 1997, consisted of the following:

                                                                     1995       1996       1997
                                                                   ---------  ---------  ---------
Fixed minimum....................................................  $   9,270  $   8,390  $   7,867
Rent based on percentage of sales................................        563        523        672
                                                                   ---------  ---------  ---------
                                                                   $   9,833  $   8,913  $   8,539
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    During 1995 and 1996, the Company entered into capital leases for machinery and equipment of $272 and $214, respectively.

    Future minimum lease payments required under the noncancellable leases having lease terms in excess of one year at August 30, 1997, are as follows:

                                                                            OPERATING     CAPITAL
                                                                           -----------  -----------
1998.....................................................................   $   6,670    $     410
1999.....................................................................       5,070          107
2000.....................................................................       3,613           33
2001.....................................................................       2,291           21
2002.....................................................................       1,330       --
Thereafter...............................................................       1,317       --
                                                                           -----------       -----
                                                                               20,291          571
Interest.................................................................      --             (50)
                                                                           -----------       -----
                                                                            $  20,291    $     521
                                                                           -----------       -----
                                                                           -----------       -----

7.  DEBT

    Debt at August 31, 1996 and August 30, 1997, is comprised of the following:

                                                                           1996        1997
                                                                         ---------  ----------
Revolving credit agreement.............................................  $   9,100  $   --
Senior secured notes...................................................     --         100,000
Senior term loan A.....................................................     29,850      --
Senior term loan B.....................................................      7,000      --
Subordinated notes.....................................................     35,000      --
                                                                         ---------  ----------
                                                                            80,950     100,000
Less: Current portion..................................................     12,842      --
                                                                         ---------  ----------
                                                                         $  68,108  $  100,000
                                                                         ---------  ----------
                                                                         ---------  ----------

    On July 2, 1997, the Company sold $100 million in face amount of Senior Secured notes through a private offering and retired its existing debt (except capital leases) and related accrued interest. As a result

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  DEBT (CONTINUED)
of this refinancing, the Company recognized an extraordinary charge of $2,898 related to deferred financing fees and prepayment penalties for the original credit agreements.

    Senior term loan B and a portion of the subordinated notes were held by affiliates of The Jordan Company (TJC) and the balance of the subordinated notes were held by affiliates of TCW Capital (Note 9). The prepayment penalty of $1,750 for the original credit agreements was paid to affiliates of both TJC and TCW Capital.

    The Senior Secured notes bear interest at 10.25% and mature on July 1, 2004. Interest is payable semiannually beginning January 1, 1998. The notes are secured by certain of the Company's equipment, fixtures, and general intangibles and mortgages on certain real property. The indenture contains covenants that limit the ability of the Company to: (i) incur additional indebtedness or create liens, (ii) sell certain assets, (iii) merge, consolidate, or sell substantially all of the Company's assets, (iv) make restricted payments such as dividends, purchases of its capital stock, or make payments on behalf of Holdings, and (v) conduct transactions with affiliates.

    Prior to July 1, 2000, the Company may redeem up to $33.0 million of the Senior Secured notes at a redemption price of 110.25% with proceeds from one or more public equity offerings. The Company may redeem the Senior Secured notes, in whole or in part, at a redemption price of 105.125% beginning July 1, 2001, 102.563% in the year beginning July 1, 2002, and 100% beginning July 1, 2003. During the term of the indenture, in the event of a change in control, whereby there is a sale or transfer of substantially all the Company's assets or stock, a merger, consolidation, or change in Board of Directors, the Company is required to repurchase all the Senior Secured notes at a purchase price of 101%.

    In November 1997, the Company exchanged these notes for new senior secured notes which have been registered under the Securities Act of 1933. These new notes are substantially identical (including principal amount, interest rate, maturity, security, and ranking) to the form and terms of the old notes for which they were exchanged.

    On July 2, 1997, the Company amended its credit facility. The amended facility provides for revolving loans up to $20.0 million (including a $2.0 million letter of credit facility), based on eligible assets, as defined, and expires July 1, 2000. Borrowings under the credit facility bear interest at prime (8.5% at August 30, 1997) plus a margin or the Eurodollar rate (5.5% at August 30, 1997) plus a margin; the interest rate margins fluctuate based on the Company's leverage ratio. There were no borrowings under the credit facility at August 30, 1997.

    The credit facility provides for a quarterly commitment fee of .375% to .5%, based on the Company's leverage ratio, per annum.

    The credit facility is guaranteed by the Company's accounts receivable, certain inventories, and certain properties, as defined. The credit facility contains covenants that restrict, among other things, dividends, loans, prepayment of indebtedness, incurrence of additional indebtedness, granting liens, the sale of assets, certain transactions with affiliates, mergers, consolidations, or the sale of all or a substantial part of the Company's property.

    The carrying amount reported on the balance sheet for debt at August 31, 1996 and August 30, 1997, approximates fair value.

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8.  INCOME TAXES

    The provision (benefit) for income taxes consists of the following for the years ended August 26, 1995, August 31, 1996, and August 30, 1997:

                                                                         1995    1996    1997
                                                                         ----    ----    ----
Current:
  Federal.............................................................   $ --    $133    $ 50
State.................................................................    (68)    216     200
                                                                         ----    ----    ----
                                                                          (68)    349     250
Deferred..............................................................     --      --      --
                                                                         ----    ----    ----
                                                                         $(68)   $349    $250
                                                                         ----    ----    ----
                                                                         ----    ----    ----

    Deferred taxes consist of the following at August 31, 1996 and August 30, 1997:

                                                                            1996       1997
                                                                          ---------  ---------
Assets:
  Net operating loss carryforward.......................................  $   7,207  $   7,536
  Other.................................................................      3,432      3,122
                                                                          ---------  ---------
Total assets............................................................     10,639     10,658

Liabilities:
  Accelerated tax depreciation..........................................        670        366
  Other.................................................................      2,422      2,178
                                                                          ---------  ---------
Total liabilities.......................................................      3,092      2,544
                                                                          ---------  ---------
                                                                              7,547      8,114
Valuation allowance.....................................................     (7,547)    (8,114)
                                                                          ---------  ---------
                                                                          $  --      $  --
                                                                          ---------  ---------
                                                                          ---------  ---------

    The Company files a consolidated income tax return with Holdings. In accordance with generally accepted accounting principles, the provision (benefit) for income taxes has been determined as if the Company had filed a separate income tax return and includes the benefit of its net operating loss
(NOL) carryforward. In accordance with its tax-sharing agreement with Holdings, beginning in fiscal 1997, the Company must compute its tax liability without the benefit of the NOL carryforward accrued as of August 30, 1997 and remit any excess liability to Holdings. Payments under this agreement will be recorded as an equity distribution to Holdings. The Company anticipates making its fiscal 1997 payment of approximately $250 under this tax sharing agreement in fiscal 1998.

    The provision (benefit) for income taxes differs from the amount of income tax expense computed by applying the United States federal income tax rate to the loss before income taxes and extraordinary item.

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8.  INCOME TAXES (CONTINUED)
A reconciliation of the differences for the years ended August 26, 1995, August 31, 1996, and August 30, 1997 is as follows:

                                                                      1995       1996       1997
                                                                    ---------  ---------  ---------
Computed statutory tax benefit....................................  $  (1,928) $    (362) $    (313)
Increase (decrease) resulting from:
  Amortization of goodwill........................................        277        317        289
  Alternative minimum tax.........................................     --            133         50
  Valuation allowance.............................................      1,894         54        567
  Other items, net................................................       (311)       207       (343)
                                                                    ---------  ---------  ---------
Provision (benefit) for income taxes..............................  $     (68) $     349  $     250
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

    At August 30, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $19 million. Pursuant to the tax sharing agreement, these carryforwards are available to reduce Holdings' future taxable income and expire in varying amounts between 2006 and 2010.

9.  RELATED PARTY TRANSACTIONS

    The Board of Directors, which is comprised of parties affiliated with either TJC or TCW Capital, was paid $60, $50, and $50 for directors' fees for 1995, 1996, and 1997, respectively. A member of the Board of Directors affiliated with TJC was paid $52 as a consulting fee during 1995, 1996, and 1997. Principally all of the common and preferred shareholders of Holdings are affiliated with TJC or TCW Capital.

    Management consulting fees to TJC were $364 in 1995 and 1996 and $304 in 1997. Management consulting and investment banking fees of $1,501 were accrued at August 31, 1996 and were paid as part of the debt offering.

    On July 2, 1997, the Company entered into a tax-sharing and management consulting agreement with Holdings. Under this agreement, the Company will pay $412 annually to Holdings in management consulting fees. Management consulting fee expense was $68 in 1997.

    The accompanying financial statements reflect all of the Company's costs of doing business. There are no costs incurred by Holdings on behalf of the Company.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on November 26, 1997.

                                ARCHIBALD CANDY CORPORATION

                                By:             /s/ TED A. SHEPHERD
                                     -----------------------------------------
                                                  Ted A. Shepherd
                                       PRESIDENT AND CHIEF OPERATING OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ THOMAS H. QUINN
------------------------------  Chairman of the Board and    November 26, 1997
       Thomas H. Quinn            Chief Executive Officer

                                President and Chief
     /s/ TED A. SHEPHERD          Operating Officer
------------------------------    (Principal Executive       November 26, 1997
       Ted A. Shepherd            Officer)

                                Vice President Finance and
     /s/ DONNA M. SNOPEK          Accounting (Principal
------------------------------    Financial and Accounting   November 26, 1997
       Donna M. Snopek            Officer)

    /s/ JOHN W. JORDAN II
------------------------------  Director                     November 24, 1997
      John W. Jordan II

       /s/ ADAM E. MAX
------------------------------  Director                     November 24, 1997
         Adam E. Max

    /s/ ROBERT A. SCHMITZ
------------------------------  Director                     November 24, 1997
      Robert A. Schmitz

      /s/ JEFFREY ROSEN
------------------------------  Director                     November 24, 1997
        Jeffrey Rosen

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

        Registrant has not sent to any of its security holders any of the following: (1) any annual report to security holders covering the Registrant's fiscal 1997 or (2) any proxy statement, form of proxy or other proxy soliciting materials.