Form 10-Q
period 1997-11-29
ARCHIBALD CANDY CORP
filed 1998-01-12
CIK 1044269

==============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-Q

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the Quarterly Period Ended November 29, 1997

                                      OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                             Commission File Number
                                  333-33751

                            ----------------------

                         ARCHIBALD CANDY CORPORATION

 Incorporated in the                        IRS Employer Identification No.
 State of  Illinois                                  36-0743280

                        1137 West Jackson Boulevard
                          Chicago, Illinois  60607
                               (312) 243-2700


      Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X        No
                                                     ---           ---

      As of November 29, 1997, the number of shares outstanding of the registrant's Common Stock was 19,200 shares, all of which is held by Archibald Candy Corporation.

================================================================================

                             ARCHIBALD CANDY CORPORATION

                                     FORM 10-Q

                       FOR THE QUARTER ENDED NOVEMBER 29, 1997

                                        INDEX
                                        -----

                                                                       PAGE NO.
                                                                       --------
PART I - FINANCIAL INFORMATION:
------------------------------
     ITEM 1 - FINANCIAL STATEMENTS

          BALANCE SHEETS - NOVEMBER 29, 1997 (UNAUDITED) AND
            AUGUST 30, 1997                                               1

          STATEMENTS OF OPERATIONS - THREE MONTH PERIODS
               ENDED NOVEMBER 29, 1997 (UNAUDITED) AND
                 NOVEMBER 30, 1996 (UNAUDITED)                            3

          STATEMENTS OF CASH FLOWS - THREE MONTH PERIODS
               ENDED NOVEMBER 29, 1997 (UNAUDITED) AND
                 NOVEMBER 30, 1996 (UNAUDITED)                            4

          NOTES TO FINANCIAL STATEMENTS                                   5

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS              6


PART II - OTHER INFORMATION:
----------------------------

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                            8

SIGNATURES                                                                9


     THIS REPORT UPDATES ARCHIBALD CANDY CORPORATION'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 30, 1997, IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-Q. IT IS PRESUMED THAT THE READER HAS READ THE ANNUAL REPORT ON FORM 10-K.

        SOME INFORMATION INCLUDED IN THIS REPORT MAY CONSTITUTE FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. FROM TIME TO TIME, INFORMATION PROVIDED BY ARCHIBALD CANDY CORPORATION OR STATEMENTS MADE BY ITS EMPLOYEES MAY CONTAIN OTHER FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO: GENERAL ECONOMIC CONDITIONS INCLUDING INFLATION, INTEREST RATE FLUCTUATIONS, TRADE RESTRICTIONS, AND GENERAL DEBT LEVELS; COMPETITIVE FACTORS INCLUDING PRICE PRESSURES, TECHNOLOGICAL DEVELOPMENTS, AND PRODUCTS OFFERED BY COMPETITORS; INVENTORY RISKS DUE TO CHANGES IN MARKET DEMAND OR BUSINESS STRATEGIES; AND CHANGES IN EFFECTIVE TAX RATES. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE. ARCHIBALD CANDY CORPORATION UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)

                                 Balance Sheets

                  As of November 29, 1997 and August 30, 1997

                                     NOVEMBER 29,   AUGUST 30,
                                          1997         1997
                                     -------------  ------------
                                       (DOLLARS IN THOUSANDS)
                                      (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents          $     10,054   $    15,801
  Accounts receivable, net                  3,389           576
  Inventories                              23,259        18,965
  Prepaid expenses and other
    current assets                          1,516           791
                                     -------------  ------------
Total current assets                       38,218        36,133

Due from affiliate                            825           825
Property, plant, and equipment             20,543        20,330
Goodwill                                   31,726        31,960
Noncompete agreements and other
  intangibles                                 122           127
Deferred financing fees                     4,017         4,166
Other assets                                2,082         2,119
                                     -------------  ------------
Total assets                         $     97,533   $    95,660
                                     -------------  ------------
                                     -------------  ------------

                                     NOVEMBER 29,   AUGUST 30,
                                          1997         1997
                                     -------------  ------------
                                       (DOLLARS IN THOUSANDS)
                                      (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                   $      6,625   $      4,769
  Accrued liabilities                       8,590          4,964
  Payroll and related liabilities           1,601          2,025
  Current portion of capital lease
    obligations                               340            376
                                     -------------  ------------
Total current liabilities                  17,156         12,134

Long-term debt                            100,000        100,000
Capital lease obligations, less
  current portion                              99            145

Shareholder's equity (deficit):
  Common stock, $0.01 par value:
    Authorized -- 25,000 shares
    Issued and outstanding --
      19,200 shares                            --             --
  Additional paid-in-capital               18,700         18,700
  Accumulated deficit                     (38,422)       (35,319)
                                     -------------  ------------
Total shareholder's equity
  (deficit)                               (19,722)       (16,619)
                                     -------------  ------------
Total liabilities and shareholder's
  equity (deficit)                   $     97,533   $     95,660
                                     -------------  ------------
                                     -------------  ------------

See accompanying notes.

                          Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)

                            Statements of Operations

                                  (Unaudited)

                                             THREE MONTHS ENDED
                                        ----------------------------
                                        NOVEMBER 29,   NOVEMBER 30,
                                            1997           1996
                                        -------------  -------------
                                           (DOLLARS IN THOUSANDS)
Net sales                               $     27,173   $     24,892
Cost of sales, excluding depreciation         10,595          8,710
Selling, general, and administrative
  expenses, excluding depreciation and
  amortization                                15,450         15,044
Depreciation and amortization expense          1,191          1,155
Amortization of goodwill and other
  intangibles                                    420            403
Management fees and other fees                   129            117
                                        -------------  -------------
Operating income (loss)                         (612)          (537)

Other (income) and expense:
  Interest expense                             2,629          2,402
  Interest and other income and
    expense                                     (225)           (42)
                                        -------------  -------------
Loss before income taxes                      (3,016)        (2,897)
Provision for income taxes                        87            197
                                        -------------  -------------
Net loss                                $     (3,103)  $     (3,094)
                                        -------------  -------------
                                        -------------  -------------

See accompanying notes.

                          Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)

                            Statements of Cash Flows

                                  (Unaudited)

                                             THREE MONTHS ENDED
                                        ----------------------------
                                        NOVEMBER 29,   NOVEMBER 30,
                                            1997           1996
                                        -------------  -------------
                                           (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net loss                                $     (3,103)  $     (3,094)
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
  Depreciation and amortization                1,611          1,558
  Changes in operating assets and
     liabilities:
       Accounts receivable, net               (2,813)        (2,831)
       Inventories                            (4,294)        (4,287)
       Prepaid expenses and other
        current assets                          (842)          (422)
       Other assets                               37             52
       Accounts payable and accrued
         liabilities                           5,058          4,464
                                        -------------  -------------
Net cash used in operating activities         (4,346)        (4,560)

INVESTING ACTIVITIES
Purchase of property, plant, and
  equipment                                   (1,287)          (709)
                                        -------------  -------------
Net cash used in investing activities         (1,287)          (709)

FINANCING ACTIVITIES
Net increase in revolving line of
  credit                                          --          6,200
Repayments of long-term debt                      --         (1,233)
Principal payments of capital lease
  obligations                                    (82)           (78)
Costs related to loan agreement                  (32)            --
                                        -------------  -------------
Net cash provided by (used in)
  financing activities                          (114)         4,889
                                        -------------  -------------
Net decrease in cash and cash
  equivalents                                 (5,747)          (380)
Cash and cash equivalents beginning of
  period                                      15,801            380
                                        -------------  -------------
Cash and cash equivalents end of
  period                                $     10,054   $         --
                                        -------------  -------------
                                        -------------  -------------
SUPPLEMENTAL SCHEDULE OF CASH
  TRANSACTIONS
Interest paid                           $         54   $        806
                                        -------------  -------------
                                        -------------  -------------

See accompanying notes.

                          Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)


                         Notes to Financial Statements

                               November 29, 1997
                            (DOLLARS IN THOUSANDS)


1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Archibald Candy Corporation (the "Company") is a manufacturer and retailer of boxed chocolates and other confectionery items. The Company sells its Fannie May and Fanny Farmer brand candies in over 300 Company-operated stores and approximately 6,000 third-party grocery stores, drug stores and independent retail accounts as well as through a variety of non-retail programs, including quantity order, mail order and fundraising programs. The Company is a wholly owned subsidiary of Fannie May Holdings, Inc.

     The interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for fair presentation for the periods presented have been reflected and are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended August 30, 1997.

     Results of operations for the period from August 30, 1997 to November 29, 1997 are not necessarily indicative of the results that may be achieved for the entire year.

2. INVENTORIES

     Inventories at November 29, 1997 and August 30, 1997 are comprised of the following:

                                             NOVEMBER 29,    AUGUST 30,
                                                1997           1997
                                             ------------    ----------

        Raw materials ..................        $ 9,732       $ 7,688
        Work in process ................            224           218
        Finished goods .................         13,303        11,059
                                             ------------    ----------
                                                $23,259       $18,965
                                             ------------    ----------
                                             ------------    ----------


3. DEBT

     Debt at November 29, 1997 and August 30, 1997 is comprised of $100 million of 10.25% senior secured notes due July 1, 2004.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 29, 1997 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1996

     NET SALES. Net sales for the three months ended November 29, 1997 were $27.2 million, an increase of $2.3 million, or 9.2%, from $24.9 million for the three months ended November 30, 1996. Pounds sold were 3.0 million for the three months ended November 29, 1997, an increase of .2 million, or 7.1% from 2.8 million pounds sold for the three months ended November 30, 1996. The growth in pounds came in Third-Party Retail(1) and Non-Retail(2) channels. Company-Operated Retail(3) sales were $16.2 million for the three months ended November 29, 1997, an increase of $.2 million, or 1.3%, from $16.0 million for the three months ended November 30, 1996. This increase was primarily a result of same store sales growth of 3.9%, partially offset by 14 fewer Company-operated stores open at November 29, 1997 compared to November 30, 1996. For the three months ended November 29, 1997, Third-Party Retail sales were $6.1 million, an increase of $1.2 million, or 24.5%, from $4.9 million for the three months ended November 30, 1996. This increase reflects the continued results of management's strategy to expand Third-Party Retail sales into new markets, including providing Fanny Farmer branded products to mass merchandisers and developing Fannie May product line extensions. Non-Retail sales were $4.9 million, an increase of $.9 million, or 22.5%, from $ 4.0 million for the three months ended November 30, 1996. The increase was primarily a result of the growth in the fundraising boxed chocolate business.

     GROSS PROFIT.   Gross profit for the three months ended November 29,
1997 was $16.6 million, an increase of $.4 million, or 2.4%, from $16.2 million for the three months ended November 30, 1996. Gross profit as a percentage of net sales decreased to 61.0% for the three months ended November 29, 1997 from 65.0% for the three months ended November 30, 1996. This decrease in gross margin was due primarily to an increase in product costs and a continuing shift from Company-Operated Retail sales to lower margin Third-Party Retail and Non-Retail sales.

     SELLING, GENERAL AND ADMINISTRATIVE.   SG&A expenses were $15.4 million
for the three months ended November 29, 1997, an increase of $.4 million, or 2.7%, from $15.0 million for the three months ended November 30, 1996. This increase in SG&A expenses was due primarily to (i) an increase in Third-Party Retail operating expenses resulting from growth of the Fanny Farmer mass merchandising programs and (ii) the development of new retail licensing and specialty markets programs. The new retail licensing program will market nationally to licensed kiosk holders a variety of boxed and novelty items to be sold to consumers on a seasonal holiday basis. The specialty markets program will market nationally to department stores, card and gift stores and direct mail catalog companies a variety of boxed and novelty items intended to meet consumer demand in the mid-priced segment of the specialty markets. The increase in SG&A expenses was partially offset by lower store operating costs resulting from store closings. As a percentage of net sales, SG&A expenses decreased to 56.9% for the three months ended November 29, 1997 from 60.4% for the three months ended November 30, 1996.

     EBITDA.   As a result of the foregoing, EBITDA was $1.2 million for the three months ended November 29, 1997 and the three months ended November 30, 1996. As a percentage of net sales, EBITDA was 4.4% for the three months ended November 29, 1997 as compared to 4.8% for the three months ended November 30, 1996.

------------------------------
(1) Third-Party Retail includes grocery stores, drug stores and other independent retailers that purchase the Company's branded products at wholesale pricing for resale to the consumer.

(2) Non-Retail includes sale of Company branded product through the Company's quantity order, mail order and fundraising programs.

(3) Company-Operated Retail includes sale of Company branded products through Company-operated Fannie May and Fanny Farmer stores.

     OPERATING LOSS.   Operating loss was $.6 million for the three months
ended November 29, 1997, an increase of $.1 million, or 14.0%, from a loss of $.5 million for the three months ended November 30, 1996.

     NET LOSS.   Net loss was $3.1 million for the three months ended
November 29, 1997 and November 30, 1996. Interest expense was $2.6 million for the three months ended November 29, 1997, an increase of $.2 million or 9.5% from $2.4 million for the three months ended November 30, 1996. This increase is a result of the increase in Long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $4.3 million for the three months ended November 29, 1997 compared to $4.6 million for the three months ended November 30, 1996. Net loss was $3.1 million for the three months ended on each of November 29, 1997 and November 30, 1996. Net loss included noncash depreciation and amortization charges of $1.6 million for the three months ended on each of November 29, 1997 and November 30, 1996.

     Net cash used in investing activities increased to $1.3 million for the three months ended November 29, 1997 from $.7 million for the three months ended November 30, 1996. Capital expenditures primarily for the purchase of computer systems during the three months ended November 29, 1997 resulted in an increase in cash usage of $.5 million. Approximately $2.7 million of additional capital expenditures are expected for the remainder of fiscal 1998.

     As of November 29, 1997, the Company had $20 million available for borrowings under a $20 million revolving credit facility (the "Credit Facility"), which matures on July 1, 2000. As of November 29, 1997, the Company had outstanding $100 million of 10.25% senior secured notes due July 1, 2004.

      The Company believes that the Credit Facility and cash flows from operations will provide sufficient funds to meet the Company's debt service obligations, projected capital expenditures and working capital requirements for the foreseeable future.

PART II - OTHER INFORMATION

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K


          (a) EXHIBIT 27.1 -- FINANCIAL DATA SCHEDULE FOR QUARTER ENDED NOVEMBER 29, 1997, FILED HEREWITH.

          (b) NO REPORTS WERE FILED ON FORM 8-K FOR THE QUARTER ENDED NOVEMBER 29, 1997.

                                     SIGNATURE


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   ARCHIBALD CANDY CORPORATION



DATE:  JANUARY 12, 1998.                BY:  /S/ DONNA M. SNOPEK
                                             -------------------------
                                             DONNA M. SNOPEK
                                             VICE PRESIDENT OF FINANCE
                                              & ACCOUNTING