Form 10-Q
period 1998-02-28
ARCHIBALD CANDY CORP
filed 1998-04-14
CIK 1044269

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

               For the Quarterly Period Ended February 28, 1998

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

      As of February 28, 1998, the number of shares outstanding of the registrant's Common Stock was 19,200 shares, all of which is held by Fannie May Holdings, Inc.

==============================================================================

                             ARCHIBALD CANDY CORPORATION

                                     FORM 10-Q

                       FOR THE QUARTER ENDED FEBRUARY 28, 1998

                                        INDEX
                                        -----

                                                                     PAGE NO.
                                                                     --------
PART I - FINANCIAL INFORMATION:
------------------------------
     ITEM 1 - FINANCIAL STATEMENTS

          BALANCE SHEETS - FEBRUARY 28, 1998 (UNAUDITED) AND
            AUGUST 30, 1997                                               1

          STATEMENTS OF OPERATIONS - THREE MONTH PERIODS
               ENDED FEBRUARY 28, 1998 (UNAUDITED) AND
                 MARCH 01, 1997 (UNAUDITED)                               3


          STATEMENTS OF OPERATIONS - SIX MONTH PERIODS
               ENDED FEBRUARY 28, 1998 (UNAUDITED) AND
                 MARCH 01, 1997 (UNAUDITED)                               4


          STATEMENTS OF CASH FLOWS - SIX MONTH PERIODS
               ENDED FEBRUARY 28, 1998 (UNAUDITED) AND
                 MARCH 01, 1997 (UNAUDITED)                               5


          NOTES TO FINANCIAL STATEMENTS                                   6


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS              7


PART II - OTHER INFORMATION:
----------------------------

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                           11

SIGNATURES                                                               12

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

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)

                                 Balance Sheets

                  As of February 28, 1998 and August 30, 1997

                                     FEBRUARY 28,   AUGUST 30,
                                          1998         1997
                                     -------------  ------------
                                       (DOLLARS IN THOUSANDS)
                                      (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents          $     27,805   $    15,801
  Accounts receivable, net                  4,382           576
  Inventories                              17,647        18,965
  Prepaid expenses and other
    current assets                          1,198           791
                                     -------------  ------------
Total current assets                       51,032        36,133

Due from affiliate                            825           825
Property, plant, and equipment             20,559        20,330
Goodwill                                   31,493        31,960
Noncompete agreements and other
  intangibles                                 118           127
Deferred financing fees                     3,951         4,166
Other assets                                2,021         2,119
                                     -------------  ------------
Total assets                         $    109,999   $    95,660
                                     -------------  ------------
                                     -------------  ------------

                                     FEBRUARY 28,   AUGUST 30,
                                          1998         1997
                                     -------------  ------------
                                       (DOLLARS IN THOUSANDS)
                                      (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                   $      5,019   $      4,769
  Accrued liabilities                       6,554          4,964
  Payroll and related liabilities           2,287          2,025
  Current portion of capital lease
    obligations                               203            376
                                     -------------  ------------
Total current liabilities                  14,063         12,134

Long-term debt                            100,000        100,000
Capital lease obligations, less
  current portion                              73            145

Shareholder's equity (deficit):
  Common stock, $0.01 par value:
    Authorized -- 25,000 shares
    Issued and outstanding --
      19,200 shares                            --             --
  Additional paid-in-capital               18,700         18,700
  Accumulated deficit                     (22,837)       (35,319)
                                     -------------  ------------
Total shareholder's equity
  (deficit)                               ( 4,137)       (16,619)
                                     -------------  ------------
Total liabilities and shareholder's
  equity (deficit)                   $    109,999   $     95,660
                                     -------------  ------------
                                     -------------  ------------

See accompanying notes.

                          Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)

                            Statements of Operations

                                  (Unaudited)

                                             THREE MONTHS ENDED
                                        ----------------------------
                                        FEBRUARY 28,     MARCH 01,
                                            1998           1997
                                        -------------  -------------
                                           (DOLLARS IN THOUSANDS)
Net sales                               $     58,397   $     56,180
Cost of sales, excluding depreciation         19,375         18,858
Selling, general, and administrative
  expenses, excluding depreciation and
  amortization                                19,373         19,413
Depreciation and amortization expense          1,191          1,155
Amortization of goodwill and other
  intangibles                                    420            402
Management fees and other fees                   129            117
                                        -------------  -------------
Operating income                              17,909         16,235

Other (income) and expense:
  Interest expense                             2,630          2,203
  Interest and other income and
    expense                                     (385)          (135)
                                        -------------  -------------
Income before income taxes                    15,664         14,167
Provision for income taxes                        79             86
                                        -------------  -------------
Net Income                              $     15,585  $      14,081
                                        -------------  -------------
                                        -------------  -------------

See accompanying notes.

                          Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)

                            Statements of Operations

                                  (Unaudited)

                                             SIX MONTHS ENDED
                                        ----------------------------
                                        FEBRUARY 28,     MARCH 01,
                                            1998           1997
                                        -------------  -------------
                                           (DOLLARS IN THOUSANDS)
Net sales                               $     85,570   $     81,072
Cost of sales, excluding depreciation         29,970         27,568
Selling, general, and administrative
  expenses, excluding depreciation and
  amortization                                34,823         34,457
Depreciation and amortization expense          2,382          2,310
Amortization of goodwill and other
  intangibles                                    840            805
Management fees and other fees                   258            234
                                        -------------  -------------
Operating income                              17,297         15,698

Other (income) and expense:
  Interest expense                             5,259          4,605
  Interest and other income and
    expense                                     (610)          (177)
                                        -------------  -------------
Income before income taxes                    12,648         11,270
Provision for income taxes                       166            283
                                        -------------  -------------
Net Income                              $     12,482  $      10,987
                                        -------------  -------------
                                        -------------  -------------

See accompanying notes.

                          Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
                             Statements of Cash Flows
                                   (Unaudited)

                                             SIX MONTHS ENDED
                                        ----------------------------
                                        FEBRUARY 28,     MARCH 01,
                                            1998           1997
                                        -------------  -------------
                                           (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income                              $     12,482   $     10,987
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization                3,222          3,115
  Changes in operating assets and
     liabilities:
       Accounts receivable, net               (3,806)        (3,197)
       Inventories                             1,318          2,674
       Prepaid expenses and other
        current assets                          (408)          (198)
       Other assets                               98             95
       Accounts payable and accrued
         liabilities                           2,102            757
                                        -------------  -------------
Net cash provided by operating activities     15,008         14,233

INVESTING ACTIVITIES
Purchase of property, plant, and
  equipment                                   (2,377)        (1,180)
                                        -------------  -------------
Net cash used in investing activities         (2,377)        (1,180)

FINANCING ACTIVITIES
Net increase (decrease)in revolving line of
  credit                                          --         (9,100)
Repayments of long-term debt                      --         (1,393)
Principal payments of capital lease
  obligations                                   (245)          (165)
Costs related to refinancing                    (382)            --
                                        -------------  -------------
Net cash used in
  financing activities                          (627)       (10,658)
                                        -------------  -------------
Net increase in cash and cash
  equivalents                                 12,004          2,395
Cash and cash equivalents beginning of
  period                                      15,801            380
                                        -------------  -------------
Cash and cash equivalents end of
  period                                $     27,805   $      2,775
                                        -------------  -------------
                                        -------------  -------------
SUPPLEMENTAL SCHEDULE OF CASH
  TRANSACTIONS
Interest paid                           $      4,705   $      1,747
                                        -------------  -------------
                                        -------------  -------------

See accompanying notes.

                          Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)


                         Notes to Financial Statements

                               February 28, 1998
                            (DOLLARS IN THOUSANDS)


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

     Results of operations for the period from August 30, 1997 to February
28, 1998 are not necessarily indicative of the results that may be achieved for the entire year.

2. INVENTORIES

     Inventories at February 28, 1998 and August 30, 1997 are comprised of the following:

                                             FEBRUARY 28,    AUGUST 30,
                                                1998           1997
                                             ------------    ----------
        Raw materials ..................        $ 8,792       $ 7,688
        Work in process ................            275           218
        Finished goods .................          8,580        11,059
                                             ------------    ----------
                                                $17,647       $18,965
                                             ------------    ----------
                                             ------------    ----------

3. DEBT

     Debt at February 28, 1998 and August 30, 1997 is comprised of $100 million of 10.25% senior secured notes due July 1, 2004.

4. INCOME TAXES

     The provision for income taxes differs from the amount of income tax expense computed by applying the United States federal income tax rate due to the benefit of the net operating losses that were not recognized in prior periods.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 01, 1997

     NET SALES. Net sales for the three months ended February 28, 1998 were $58.4 million, an increase of $2.2 million, or 3.9%, from $56.2 million for the three months ended March 01, 1997. Pounds sold were 5.3 million for the three months ended February 28, 1998, an increase of .1 million, or .6%, from 5.2 million pounds sold for the three months ended March 01, 1997.
The growth in pounds came in Company-Operated Retail (1). Company-Operated Retail sales were $41.3 million for the three months ended February 28, 1998, an increase of $1.9 million, or 4.9%, from $39.4 million for the three months ended March 01, 1997. This increase was primarily a result of same store sales growth of 5.7%, partially offset by 14 fewer Company-operated stores open at February 28, 1998 compared to March 01, 1997. For the three months ended February 28, 1998, Third-Party Retail sales were $7.7 million, a decrease of $.1 million, or 1.7%, from $7.8 million for the three months ended March 01, 1997. Non-Retail sales were $9.4 million, an increase of $.4 million, or 4.6%, from $ 9.0 million for the three months ended March 01, 1997. The increase was primarily a result of the growth in the fundraising boxed chocolate business.

     GROSS PROFIT.   Gross profit for the three months ended February 28,
1998 was $39.0 million, an increase of $1.7 million, or 4.6%, from $37.3 million for the three months ended March 01, 1997. Gross profit as a percentage of net sales increased to 66.8% for the three months ended February 28, 1998 from 66.4% for the three months ended March 01, 1997. This increase in gross profit was due primarily to an overall increase in net sales and product mix.

     SELLING, GENERAL AND ADMINISTRATIVE.   SG&A expenses were $19.4 million
for the three months ended on each of February 28, 1998, and March 01, 1997. As a percentage of net sales, SG&A expenses decreased to 33.2% for the three months ended February 28, 1998 from 34.6% for the three months ended March 01, 1997.

      EBITDA.   Earnings before interest, income taxes, depreciation, and
amortization ("EBITDA") was $19.6 million for the three months ended February 28, 1998 and $17.9 million for the three months ended March 01, 1997, an increase of $1.7 million or 9.5%. As a percentage of net sales, EBITDA was 33.5% for the three months ended February 28, 1998 as compared to 31.8% for the three months ended March 01, 1997.

----------------------------

(1) Company-Operated Retail includes sale of Company branded products through Company-Operated Fannie May and Fanny Farmer stores.




       OPERATING INCOME.   Operating income was $17.9 million for the three
months ended February 28, 1998, an increase of $1.7 million, or 10.3%, from income of $16.2 million for the three months ended March 01, 1997. This increase was a result of an overall increase in gross profit.

      NET INCOME.   Net income was $15.6 million for the three months ended
February 28, 1998 and $14.1 million for the three months ended March 01, 1997, an increase of $1.5 million or 10.7%. Interest expense was $2.6 million for the three months ended February 28, 1998, an increase of $.4 million or 19.3% from $2.2 million for the three months ended March 01, 1997. This increase is a result of the increase in long-term debt.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO THE SIX MONTHS ENDED
MARCH 01, 1997

     NET SALES. Net sales for the six months ended February 28, 1998 were $85.6 million, an increase of $4.5 million, or 5.5%, from $81.1 million for the six months ended March 01, 1997. Each of the Company-Operated Retail, Third-Party Retail (2) and Non-Retail (3) channels showed an increase in pounds sold over the prior six month period. Company-Operated Retail sales were $57.5 million for the six months ended February 28, 1998, an increase of $2.1 million, or 3.9%, from $55.4 million for the six months ended March 01, 1997. This increase was primarily the result of same store sales growth of 5.2%, partially offset by 14 fewer Company-operated stores open at February 28,1998 compared to March 01, 1997. For the six months ended February 28, 1998, Third-Party Retail sales were $13.8 million, an increase of $1.1 million, or 8.1%, from $12.7 million for the six months ended March 01, 1997. This increase reflects the continued results of management's strategy to expand Third-Party Retail sales into new markets, including providing Fanny Farmer branded products to mass merchandisers and developing Fannie May product line extensions. For the six months ended February 28, 1998, Non-Retail sales were $14.3 million, an increase of $1.3 million, or 10.1%, from $ 13.0 million for the six months ended March 01, 1997. This increase was primarily a result of the growth in the fundraising boxed chocolate business. Pounds sold were 8.3 million for the six months ended February 28, 1998, an increase of .3 million, or 3.9%, from 8.0 million pounds sold for the six months ended March 01, 1997.

     GROSS PROFIT.   Gross profit for the six months ended February 28,
1998 was $55.6 million, an increase of $2.1 million, or 3.9%, from $53.5 million for the six months ended March 01, 1997. Gross profit as a percentage of net sales decreased to 65.0% for the six months ended February 28, 1998 from 66.0% for the six months ended March 01, 1997. This decrease in gross profit was due primarily to an increase in product costs and a continuing shift from Company-Operated Retail sales to lower margin Third-Party Retail and Non-Retail sales.

     SELLING, GENERAL AND ADMINISTRATIVE.   SG&A expenses were $34.8 million
for the six months ended February 28, 1998, an increase of $.4 million, or 1.1%, from $34.4 million for the six months ended March 01, 1997. This increase in SG&A expenses was due primarily to (i) an increase in Third-Party Retail operating expenses resulting from growth of the Fanny Farmer mass merchandising programs and (ii) the development of retail licensing and specialty markets programs. The retail licensing program markets nationally to licensed kiosk holders a variety of boxed and novelty items which are sold to consumers on a seasonal holiday basis. The specialty markets program markets nationally to department stores, card and gift stores and direct mail catalog companies a variety of boxed and novelty items intended to meet consumer demand in the mid-priced segment of the specialty markets.
The increase in SG&A expenses was partially offset by lower store operating costs resulting from store closings. As a percentage of net sales, SG&A expenses decreased to 40.7% for the six months ended February 28, 1998 from 42.5% for the six months ended March 01, 1997.

     EBITDA.   EBITDA was $20.6 million for the six months ended February 28,
1998 and $18.9 million for the six months ended March 01, 1997, an increase of $1.7 million or 9.0%. As a percentage of net sales, EBITDA was 24.1% for the six months ended February 28, 1998 as compared to 23.4% for the six months ended March 01, 1997.

--------------------------


     (2) Third-Party Retail includes grocery stores, drug stores and other independent retailers that purchase the Company's branded products at wholesale pricing for resale to the consumer.

     (3) Non-Retail includes sale of Company branded product through the Company's quantity order, mail order and fundraising programs.


     OPERATING INCOME.   Operating income was $17.3 million for the six
months ended February 28, 1998, an increase of $1.6 million, or 10.2%, from income of $15.7 million for the six months ended March 01, 1997. This increase was a result of an overall increase in gross profit.

     NET INCOME.   Net income was $12.5 million for the six months ended
February 28, 1998, an increase of $1.5 million, or 13.6%, from income of $11.0 million for the six months ended March 01, 1997. Interest expense was $5.3 million for the six months ended February 28, 1998, an increase of $.7 million, or 14.2%, from $4.6 million for the six months ended March 01, 1997.
 This increase in interest expense is a result of the increase in long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $15.0 million for the six months ended February 28, 1998 compared to $14.2 million for the six months ended March 01, 1997. Net income was $12.5 million for the six months ended February 28, 1998 compared to $11.0 million for the six months ended March 01, 1997. Net income included noncash depreciation and amortization charges of $3.2 million for the six months ended February 28, 1998 and $3.1 million for the six months ended March 01, 1997.

     Net cash used in investing activities increased to $2.4 million for the six months ended February 28, 1998 from $1.2 million for the six months ended March 01, 1997. The increase in capital expenditures was primarily related to the purchase of computer systems during the six months ended February 28, 1998, resulting in an increase in cash usage of $.8 million. Approximately $1.6 million of additional capital expenditures are expected for the remainder of fiscal 1998.

     As of February 28, 1998, the Company had $20 million available for borrowings under a $20 million revolving credit facility (the "Credit Facility"), which matures on July 1, 2000. As of February 28, 1998, the Company had outstanding $100 million of 10.25% senior secured notes due July 1, 2004.

      The Company believes that the Credit Facility and cash flows from operations will provide sufficient funds to meet the Company's debt service obligations, projected capital expenditures and working capital requirements for the foreseeable future.

YEAR 2000 COMPLIANCE

      In July 1996, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 96-14, Accounting for the Costs Associated with Modifying Computer Software for the Year 2000, which provides that costs associated with modifying computer software for the year 2000 be expensed as incurred. The Company is assessing the extent of the necessary modifications to its computer software.

       The Company is in the process of conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations. Management has not yet assessed the Year 2000 compliance expense and related potential affect on the Company's earnings.




PART II - OTHER INFORMATION

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K


          (a) EXHIBIT 27.1 -- FINANCIAL DATA SCHEDULE FOR QUARTER ENDED FEBRUARY 28, 1998, FILED HEREWITH.

          (b) NO REPORTS WERE FILED ON FORM 8-K FOR THE QUARTER ENDED FEBRUARY 28, 1998.

                                     SIGNATURE


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   ARCHIBALD CANDY CORPORATION



DATE:  APRIL 14, 1998.                   BY:  /S/ DONNA M. SNOPEK
                                             -------------------------
                                             DONNA M. SNOPEK
                                             VICE PRESIDENT OF FINANCE
                                              & ACCOUNTING