Form 10-K405/A
period 1997-08-30
ARCHIBALD CANDY CORP
filed 1998-05-06
CIK 1044269

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

                                  FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            NUMBER
                                                                             OR
                                                                            REFERENCE
                                                                            ----
PART I
  Item 1--Business........................................................     1
  Item 2--Properties......................................................     8
  Item 3--Legal Proceedings...............................................     9
  Item 4--Submission of Matters to a Vote of Security Holders.............     9

PART II
  Item 5--Market for the Company's Common Equity and Related Stockholder
    Matters...............................................................     9
  Item 6--Selected Financial Data.........................................    10
  Item 7--Management's Discussion and Analysis of Financial Condition and
    Results of Operations.................................................    12
  Item 8--Financial Statements and Supplementary Data.....................    20
  Item 9--Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosures.................................................    20

PART III
  Item 10--Directors and Executive Officers of the Company................    20
  Item 11--Executive Compensation.........................................    22
  Item 12--Security Ownership of Certain Beneficial Owners and
    Management............................................................    25
  Item 13--Certain Relationships and Related Transactions.................    27

PART IV
  Item 14--Exhibits, Financial Statement Schedules, and Reports on Form
    8-K...................................................................    30

    The Form 10-K for the fiscal year ended August 30, 1997 is hereby amended in its entirety as follows:

                                     PART I
                                ITEM 1--BUSINESS

    AS USED IN THIS REPORT, THE "COMPANY" OR "ARCHIBALD" REFERS TO ARCHIBALD CANDY CORPORATION AND "HOLDINGS" REFERS TO FANNIE MAY HOLDINGS, INC. THE COMPANY IS A WHOLLY-OWNED SUBSIDIARY OF HOLDINGS. IN AUGUST 1995, THE COMPANY CHANGED ITS FISCAL YEAR END FROM AUGUST 31 TO THE LAST SATURDAY IN AUGUST. ALL REFERENCES IN THIS REPORT TO FISCAL YEARS PRIOR TO 1995 REFER TO THE FISCAL YEAR OF THE COMPANY ENDED ON AUGUST 31 OF SUCH YEAR AND ALL REFERENCES IN THIS REPORT TO FISCAL YEARS FROM AND AFTER 1995 REFER TO THE FISCAL YEAR OF THE COMPANY ENDED ON THE LAST SATURDAY IN AUGUST FOR SUCH YEAR. FANNIE
MAY-REGISTERED TRADEMARK-, FANNY FARMER-REGISTERED TRADEMARK-,
PIXIE-REGISTERED TRADEMARK- AND TRINIDAD-REGISTERED TRADEMARK- ARE REGISTERED TRADEMARKS OF THE COMPANY.

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

    In late fiscal 1994, the Company installed its current management team with the immediate goal of integrating the Fanny Farmer brand name and stores, which were acquired in fiscal 1992, into the Company's existing Fannie May operations. Since the arrival of the current management team, EBITDA has increased from $8.2 million in fiscal 1994 to $16.9 million for fiscal 1997. In fiscal 1997, operating income was $10.8 million as compared to a loss of $5.9 million in fiscal 1994. Management believes that the integration of Fannie May and Fanny Farmer has been principally completed, and, more recently, has turned its focus to growing sales and earnings by building on the Fannie May and Fanny Farmer brand names, increasing points of availability for the Company's branded products and pursuing certain initiatives designed to maintain and strengthen operating margins.

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

    STRENGTHEN OPERATING MARGINS. Since 1994, the Company's new management team has implemented a coordinated pricing and merchandising strategy in order to increase the average dollar value of retail consumer transactions which, in conjunction with more efficient operations and lower overhead costs, has resulted in improved margins. From fiscal 1994 to fiscal 1997, the Company's gross margin improved from 62.5% to 65.3%. During this period, management also reduced selling, general and administrative expenses by $2.0 million, and raised EBITDA margins from 7.1% to 13.8%. Management's strategy is to continue to strengthen operating margins primarily by (i) pursuing innovative merchandising and packaging strategies, (ii) reducing production costs through process and productivity improvements and (iii) containing fulfillment and distribution costs while improving service to Company-operated stores, third-party retailers and consumers.

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

    SUPPLIERS AND PURCHASING. The Company's primary raw materials include chocolate coatings, nutmeats, natural sweeteners, such as corn syrup and sugar, and fresh dairy products, including sweetened-condensed milk, high-butterfat cream and butter. The Company has long-standing relationships with its suppliers for each of these products to ensure quality, consistency and cost control. Written specifications are provided to the suppliers and certificates of analysis must accompany incoming shipments. Peter's Chocolate Company ("Peter's Chocolate"), a division of Nestle Company, Inc., has been the Company's primary chocolate coating supplier for over 50 years and accounted for approximately one-half of the Company's chocolate purchases in fiscal 1997. Merckens Chocolate Company ("Merckens"), a division of ADM, also has been a leading supplier of chocolate coating to the Company for over 20 years, and accounted for approximately one-third of the Company's chocolate purchases in fiscal 1997. Management believes that the Company is one of the leading bulk customers, by volume, of each of Peter's Chocolate and Merckens. The Company currently has short term (less than one year) supply agreements with Peter's Chocolate Company and Merckens Chocolate Company. All chocolate coatings prepared for the Company are proprietary and are produced according to the Company's recipes. All other raw materials are provided by multiple suppliers that meet the Company's specifications for quality and price. The Company believes that its volume requirements and long-standing relationships provide leverage to negotiate pricing and terms from many of its suppliers. In addition, the Company continues efforts to certify other suppliers of key ingredients in order to improve vendor performance.

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

INTELLECTUAL PROPERTY

    The Company owns numerous trademarks in the United States. The names Fannie May and Fanny Farmer and certain product names, including Pixie and Trinidad, are registered trademarks of the Company. The Company's trademarks are material to the sale of the Company's products. Trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and provided that such trademarks have not been found to have become generic.

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

    The Company has not paid any cash dividend on its common stock in fiscal 1996 or fiscal 1997, except to the extent necessary to allow Holdings to pay cash dividends on its 5% Senior Preferred Stock (the "Senior Preferred Stock") ($275,000 with respect to such dividends paid for 1996 and $282,000 with respect to such dividends paid for 1997). Holdings has not paid any cash dividend on Holdings' Common Stock in fiscal 1996 or fiscal 1997. Any payment of dividends in the future is dependent upon the financial condition, capital requirements, earnings of the Company and Holdings, as well as other factors. Nevertheless, the Company currently intends to retain all future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends to Holdings in the foreseeable future, except to the extent necessary to allow Holdings to satisfy its dividend and redemption obligations with respect to its preferred stock or as required by the Tax Sharing and Management Agreement (as defined). See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Certain Relationships and Related Transactions-- Tax Sharing and Management Agreement." Also, the Company is subject to certain contractual restrictions on the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 7, "Debt" of the notes to the financial statements included in this report for information concerning such restrictions.

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

                                                                   FISCAL YEARS ENDED
                                -----------------------------------------------------------------------------------------
                                                                     AUGUST 26,         AUGUST 31,         AUGUST 30,
                                AUGUST 31, 1993  AUGUST 31, 1994       1995(1)            1996(1)            1997(1)
                                ---------------  ---------------  -----------------  -----------------  -----------------
                                                                 (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales:
  Company-Operated Retail
    (2).......................     $  89,109        $  91,408         $  90,077          $  88,938          $  89,276
  Third-Party Retail (3)......        13,542           13,027            12,954             14,924             17,074
  Non-Retail (4)..............         9,919           11,297            12,524             13,486             15,583
                                ---------------  ---------------       --------           --------           --------
      Total net sales.........     $ 112,570        $ 115,732         $ 115,555          $ 117,348          $ 121,933
                                ---------------  ---------------       --------           --------           --------
                                ---------------  ---------------       --------           --------           --------
Gross profit..................     $  71,135        $  72,298         $  75,309          $  76,338          $  79,649
Operating income (loss).......        (3,485)          (5,850)            3,290              7,945             10,801
Interest expense..............         8,492            8,913             9,237              9,455              9,235
Other income..................           307              207               275                444                411
Income tax (benefit)..........        (4,295)            (358)              (68)               349                250
Net income (loss) (5).........        (7,375)         (16,440)           (5,604)            (1,415)            (1,171)
OTHER DATA:
EBITDA (6)....................     $  10,256        $   8,239         $  13,527          $  14,731          $  16,868
Depreciation and
  amortization................        13,478           13,216             9,999              6,807              5,932
Capital expenditures..........         3,085            3,655             2,325              2,280              3,688
Total net sales growth........        n/a                 2.8%             (0.2)%              1.6%               3.9%
Gross margin                            63.2%            62.5%             65.2%              65.1%              65.3%
EBITDA margin (7).............           9.1%             7.1%             11.7%              12.6%              13.8%
Ratio of earnings to fixed
  charges (8).................        --               --                --                 --                 --
STORE DATA:
Number of Company-operated
  stores at period end:
    Fannie May stores.........           246              231               228                225                223
    Fanny Farmer stores.......           187              169               144                115                 99
                                ---------------  ---------------       --------           --------           --------
      Total number of
        stores................           433              400               372                340                322
                                ---------------  ---------------       --------           --------           --------
                                ---------------  ---------------       --------           --------           --------
Increase in same store sales:
  (9)
    Fannie May stores.........           n/a              1.5%              4.6%               2.1%               5.4%
    Fanny Farmer stores.......           n/a             11.8%              0.0%               4.5%               4.6%
      Total increase..........           n/a              4.5%              3.4%               2.6%               5.2%
BALANCE SHEET DATA:
Cash and cash equivalents.....     $     830        $   1,359         $     482          $     380          $  15,801
Working capital
  (deficiency)................        (4,042)          (4,768)           (2,886)            (4,264)            23,999
Total assets..................       101,438           88,548            83,098             78,668             95,660
Long-term debt................        65,435           73,883            73,676             72,721            100,521
Shareholder's equity
  (deficit)...................         8,273           (8,429)          (14,033)           (15,448)           (16,619)

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

(6) EBITDA consists of earnings before interest, income taxes, depreciation and amortization. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. The Company's financial results as reported herein for fiscal 1994 exclude the Homestead Loss. In fiscal 1994, the Fanny Farmer Homestead product line accounted for $0.9 million of Third-Party Retail sales.

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

OVERVIEW

    The Company is a manufacturer and retailer of boxed chocolates and other confectionery items. The Company sells its Fannie May and Fanny Farmer candies in 322 Company-operated stores ("Company-Operated Retail") and approximately 6,000 third-party grocery stores, drug stores and independent retail accounts ("Third-Party Retail"), as well as through a variety of non-retail programs, including quantity order, mail order and fundraising programs ("Non-Retail"). In fiscal 1997, EBITDA was $16.9 million, or 13.8% of total net sales, as compared to $13.5 million, or 11.7% of total net sales in fiscal 1995. This increase in EBITDA and EBITDA margin reflects the benefits of certain initiatives implemented by the current management team, which joined the Company in late fiscal 1994. These initiatives included (i) a number of programs to improve same store sales and overall profitability in the Company-Operated Retail channel,
(ii) the expansion of existing and the introduction of new Third-Party Retail and Non-Retail programs to increase product availability and (iii) merchandising and pricing strategies which, in conjunction with reduced overhead and other improvements in operating efficiencies, were intended to strengthen margins.

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

    EBITDA. As a result of the foregoing, EBITDA was $16.9 million in fiscal 1997, an increase of $2.1 million, or 14.5%, from $14.7 million in fiscal 1996. As a percentage of total net sales, EBITDA was 13.8% in fiscal 1997 as compared to 12.6% in fiscal 1996.

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

    EBITDA. As a result of the foregoing, EBITDA was $14.7 million in fiscal 1996, an increase of $1.2 million, or 8.9%, from $13.5 million in fiscal 1995. As a percentage of total net sales, EBITDA was 12.6% in fiscal 1996 as compared to 11.7% in fiscal 1995.

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

    EBITDA. As a result of the foregoing, EBITDA was $13.5 million in fiscal 1995, an increase of $5.3 million, or 64.2%, from $8.2 million in fiscal 1994. As a percentage of total net sales, EBITDA was 11.7% in fiscal 1995 as compared to 7.1% in fiscal 1994.

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

    The Company has historically financed its seasonal working capital needs through bank borrowings. For fiscal 1997, average revolver borrowings under the Old Credit Facility (as defined) were $3.9 million, with peak borrowings of $16.0 million. As of August 30, 1997, the Company's cash balance was $15.8 million and there were no borrowings under the New Credit Facility (as defined) as compared to a cash balance of $0.4 million and $9.1 million of borrowings under the Old Credit Facility as of August 31, 1996. Inventories historically have represented the Company's most significant working capital requirement and inventory levels fluctuate significantly during the year. The Company's ratio of inventories to total net sales is typically highest during the fiscal fourth quarter when the Company experiences lower seasonal demand for its products and begins to build inventories for its key sales periods. See "--Quarterly Results and Seasonality." Receivables have not been a material component of the Company's working capital because sales through Company-operated stores are made on a cash or credit card basis. As the Company continues to pursue a strategy to develop its Third-Party Retail business with grocery stores, drug stores and other independent retailers, all of which typically pay vendors on 45 to 60 day terms or longer and which often require large shipments in order to roll-out product simultaneously in several markets, the Company expects its working capital needs relating to inventory and receivables to increase.

    On July 2, 1997, the Company issued and sold $100,000,000 in aggregate principal amount of its 10 1/4% Senior Secured Notes due July 1, 2004 (the "Old Notes") in a transaction (the "Offering") exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). The net proceeds from the Offering were used by the Company (i) to repay in full all outstanding indebtedness under the Company's then existing bank credit facility (the "Old Credit Facility"), including accrued and unpaid interest thereon, (ii) to repurchase all of the Company's Senior Subordinated Notes and to pay accrued and unpaid interest thereon and the prepayment premium applicable thereto and (iii) for general corporate and working capital purposes. Concurrently with the consummation of the Offering, the Company entered into a new credit facility with The First National Bank of Chicago, as agent (the "New Credit Facility"), which provides for revolving loans to the Company in an aggregate principal amount at any time not to exceed the lesser of (i) $20 million and (ii) a borrowing base comprised primarily of a percentage of eligible accounts receivable, eligible inventory and certain real estate of the Company. The New Credit Facility is secured by first priority liens on the Company's accounts receivable, raw materials and finished goods inventories and certain of the Company's owned store locations. The New Credit Facility expires on July 1, 2000, unless extended. The New Credit Facility provides that borrowings thereunder will accrue interest at a variable annual rate equal to the Alternate Base Rate (generally defined as the greater of (i) the corporate base rate of interest announced by The First National Bank of Chicago from time to time or (ii) the Federal Funds Effective Rate (as defined in the New Credit Facility) plus .5% per annum) plus 1.25% or a fixed rate equal to the Eurodollar Rate (as defined in the New Credit Facility) plus 2.50%. Interest rates may be adjusted downward, depending upon the Company's leverage ratio (as defined therein). The Company is required to pay ongoing fees in connection with the New Credit Facility, including, but not limited to, a commitment fee of 0.375% to 0.50%, on the undrawn portion (based on the Company's Leverage Ratio (as defined in the New Credit Facility)). As of November 26, 1997, the Company had no indebtedness outstanding under the New Credit Facility.

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

    In addition, Holdings has certain dividend and redemption obligations for which the Company must generate the necessary funds. Holdings has the three following classes of preferred stock: Senior Preferred Stock, Junior Class A PIK Preferred Stock and Junior Class B PIK Preferred Stock. The Senior Preferred Stock was issued in 1991 in the original face amount of $10.0 million and is subject to mandatory redemption on August 31, 2001. Assuming that Holdings continues to exercise its option to pay 50% of the dividends in kind, the redemption value of the Senior Preferred Stock on August 31, 2001 will be approximately $12.7 million. The Junior Class A PIK Preferred Stock and the Junior Class B PIK Preferred Stock were issued in 1991 in the original face amounts of $7.0 million and $0.7 million, respectively. Both classes of Junior PIK Preferred Stock are subject to mandatory redemption on November 1, 2001. Assuming that Holdings continues to exercise its option to pay all dividends in kind, the redemption value of the Junior Class A PIK Preferred Stock and the Junior Class B PIK Preferred Stock on November 1, 2001 will be approximately $15.1 million and $1.5 million, respectively.

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

    Instruments governing the Company's indebtedness, including the New Credit Facility and the indenture pursuant to which the New Notes were issued (the "Indenture"), contain financial and other covenants that restrict, among other things, the Company's ability to make investments, loans and advances, pay dividends and make certain other restricted payments, incur additional indebtedness, incur liens, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company, consummate certain other asset sales and enter into certain transactions with affiliates. The New Credit Facility prohibits, except in certain limited circumstances, the Company from making dividend payments or other distributions on its outstanding shares of capital stock if either (i) certain defaults under the New Credit Facility shall have occurred and shall be continuing at the date of declaration, payment or making thereof or would result therefrom or (ii) the New Notes or the Indenture prohibit such distributions. The Indenture provides that, except in certain limited circumstances, the Company will not, and will not permit any of its subsidiaries to, make dividend payments or other distributions on the Company's outstanding shares of capital stock unless at the time of such distribution: (a) no default under the Indenture has occurred and is continuing or would occur as a consequence thereof, (b) immediately after such distribution, the Company would comply with certain interest coverage ratios and (c) such distributions do not exceed an amount determined by reference to a formula consisting primarily of prior distributions and payments, prior income and the proceeds of the sale of securities. In addition, the New Credit Facility requires the Company to comply with specified financial ratios, including minimum fixed charge coverage and maximum leverage ratios. The Indenture prohibits the incurrence of indebtedness unless, among other things, the Company complies with certain minimum interest coverage ratios. Such limitations, together with the highly leveraged nature of the Company, could limit corporate and operating activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

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

                                 FIRST     SECOND      THIRD     FOURTH      FIRST      SECOND       THIRD      FOURTH
                                QUARTER    QUARTER    QUARTER    QUARTER    QUARTER     QUARTER     QUARTER     QUARTER
                                 ENDED      ENDED      ENDED      ENDED      ENDED       ENDED       ENDED       ENDED
                               NOV. 25,   FEB. 24,    MAY 25,   AUG. 31,   NOV. 30,    MARCH 1,     MAY 31,   AUGUST 30,
                                 1995       1996       1996      1996(1)     1996       1997(2)     1997(2)      1997
                               ---------  ---------  ---------  ---------  ---------  -----------  ---------  -----------
                                                                 (DOLLARS IN THOUSANDS)
Net sales....................  $  22,436  $  52,827  $  27,112  $  14,973  $  24,892   $  56,180   $  25,905   $  14,956
EBITDA.......................        303     15,875      2,317     (3,764)     1,061      17,888       1,987      (4,068)

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

YEAR 2000 COMPLIANCE

    In July 1996, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 96-14, Accounting for the Costs Associated with Modifying Computer Software for the Year 2000, which provides that costs associated with modifying computer software for the year 2000 be expensed as incurred. The Company is assessing the necessary modifications to its computer software.

    The Company is in the process of conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations. Management has assessed the Year 2000 issue and does not believe that the costs to become Year 2000 compliant will be material.

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

                                    PART III
            ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

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

(4) Mr. Secker was the Chief Financial Officer of the Company during the first month of fiscal 1997 and for all of fiscal 1996 and 1995. Mr. Secker resigned from the Company in September 1996 to pursue other career objectives. In connection with his resignation from the Company, Mr. Secker received a payment equal to $100,000 in consideration for the cancellation of 5.264 SARs previously granted to him and a continuation of his salary through September 1997.

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

               ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT
                           OWNERSHIP OF CAPITAL STOCK

    Holdings owns all of the Company's issued and outstanding capital stock. The following table sets forth certain information with respect to the beneficial ownership of the equity securities of Holdings as of August 30, 1997 by (i) each person who is known by the Company to beneficially own more than 5% of the outstanding shares of any class of Holdings' voting securities; (ii) each of the directors and Named Executives of the Company and Holdings who own shares of Holdings' equity securities; and (iii) all directors and executive officers of the Company and Holdings, as a group, who own shares of Holdings' equity securities.

                                                                                                       PERCENTAGE OF ALL
                                                                      NUMBER OF     PERCENTAGE OF     OUTSTANDING VOTING
NAME (1)                                        TITLE OF CLASS (2)      SHARES        CLASS (3)          COMMON STOCK
---------------------------------------------  --------------------  ------------  ---------------  -----------------------
TCW Capital (3)..............................  Class A Common          339.741000          48.9%                34.0%
Jordan Industries, Inc. (4)..................  Class A Common          151.128000          21.7                 15.1
MCIT (Existing Pool) Limited (5).............  Class A Common          100.752000          14.5                 10.1
WCT Investment Pte Ltd. (6)..................  Class A Common           82.573000          11.9                  8.3
Mezzanine Capital (7)........................  Class A Common           21.069000           3.0                  2.1
Leucadia Investors, Inc. (8).................  Class C Common           65.788625          22.3                  6.6
John W. Jordan II (9)........................  Class A Common          151.128000          21.7                 15.1
                                               Class C Common           43.945960          14.9                  4.4
Thomas H. Quinn (10).........................  Class A Common          151.128000          21.7                 15.1
                                               Class C Common           31.582500          10.7                  3.2
Adam E. Max (11).............................  Class C Common           26.315450           8.9                  2.6
TCW Special Placements Fund III (7)..........  Class D Common           10.000000         100.0                  1.0
All directors and executive officers of
  Holdings as a group........................  Class C Common           101.84296          34.5                 10.2

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

 (2) As of August 30, 1997, there were outstanding (i) 695.263 shares of Holdings' Class A Common Stock, (ii) no shares of Holdings' Class B Common Stock, (iii) 294.737 of Holdings' Class C Common Stock and (iv) 10 shares of Holdings' Class D Common Stock, aggregating to 1,000 outstanding shares of Holdings' Common Stock. Holdings' Class B Common Stock is non-voting (except as provided by law and in certain other limited circumstances). Each of the other classes of Holdings' Common Stock has one vote per share for the election of directors and all other corporate matters, except as follows:
    (i) the holders of Holdings' Class C Common Stock, as a class, subject to the rights of holders of Holdings' Senior Preferred Stock and Class D Common Stock described below, may elect a director who is entitled to exercise 51% of the voting power of the Board of Directors of Holdings; (ii) upon the occurrence of certain triggering events (including a failure by Holdings to redeem its Junior Class A PIK Preferred Stock on November 1, 2001), the holders of Holdings' Class D Common Stock, voting separately as a class, have the right to elect an additional director and such director shall have 51% of the voting power of the Board of Directors of Holdings (unless, due to a failure by Holdings to make a dividend payment or a mandatory redemption payment with respect to its Senior Preferred Stock (whether or not such payment is legally permissible), the holders of Holdings' Senior Preferred Stock have elected a director who is entitled to exercise 51% of the voting power of the Board of Directors of Holdings); and (iii) certain events, such as amendments to Holdings' certificate of incorporation or by-laws which adversely affect the rights of holders and certain merger and consolidation transactions, require the approval of a majority of holders of each class voting separately as a class. No event has occurred which would give either the holders of Holdings' Class D Common Stock or Holdings' Senior Preferred Stock the right to elect a director who is entitled to exercise 51% of the voting power of the Board of Directors of Holdings. In addition, all holders of Holdings' Common Stock are parties to the Shareholders Agreement (as defined). See "Certain Relationships and Related Transactions--Shareholders Agreement." As of August 30, 1997, there also were outstanding (A) 1,155.0437949 shares of Holdings' Senior Preferred Stock (28.1717999 shares of which were issued on August 29, 1997 in partial satisfaction of the dividend payable on such date), all of which is owned by former owners of the Company through the Denton Thorne Trust A, the Denton Thorne Trust B and the Denton Thorne Trust C, (B) 411.5785 shares of Holdings' Junior Class A PIK Preferred Stock, approximately 36% of which is owned by TJC Investors and approximately 64% of which is owned by TCW Investors, and (C) 41.1578 shares of Holdings' Junior Class B PIK Preferred Stock, approximately 80% of which is owned by TJC Investors. On November 1, 1997, Holdings issued 32.9263 shares of its Junior Class A PIK Preferred Stock in full satisfaction of the dividend payable on Holdings' Junior Class A PIK Preferred Stock on such date and 3.2926 shares of its Junior Class B PIK Preferred Stock in full satisfaction of the dividend payable on Holdings' Junior Class B PIK Preferred Stock on such date. Holdings' certificate of incorporation provides that in the event that Holdings fails to (i) pay on any dividend payment date the full amount of dividends then accrued and unpaid on the Senior Preferred Stock or (ii) redeem all shares of Holdings' Senior Preferred Stock then outstanding on the dividend payment date occurring in 2001, the Board of Directors of Holdings shall automatically be increased by one director and the holders of Holdings' Senior Preferred Stock shall have the right to elect an individual to fill such newly created directorship. The director elected by the holders of Holdings' Senior Preferred Stock shall have 51% of the total voting power of the Board of Directors of Holdings.

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

 (9) Information presented includes 151.128 shares of Holdings' Class A Common Stock held by Jordan Industries, Inc. (Mr. Jordan is Chairman of the Board and Chief Executive Officer of Jordan Industries, Inc.) and 43.94596 shares of Holdings' Class C Common Stock held by The John W. Jordan II Revocable Trust, of which Mr. Jordan is trustee. Mr. Jordan's address is c/o The Jordan Company, 9 West 57th Street, New York, New York 10019.

(10) Information presented includes 151.128 shares of Holdings Class A Common Stock held by Jordan Industries, Inc. (Mr. Quinn is the President, Chief Operating Officer and a director of Jordan Industries, Inc.). Mr. Quinn's address is c/o Archibald Candy Corporation, 1137 West Jackson Boulevard, Chicago, Illinois 60607.

(11) As of November 26, 1997, Mr. Max also owned 4.4451 shares of Holdings' Junior Class B PIK Preferred Stock. The address of Mr. Max is c/o The Jordan Company, 9 West 57th Street, New York, New York 10019.

            ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

    Pursuant to the terms of an Investment Banking Fee Agreement dated as of October 30, 1991 (and amended in September 1992) between Holdings and TJC Management Corp., an affiliate of the TJC Investors (the "Investment Banking Fee Agreement"), TJC Management Corp. earned investment banking fees of $2.0 million in aggregate in connection with Holdings' acquisition of the Company in 1991, of which $1.5 million was paid at that time. The Company paid $0.5 million of such accrued but unpaid fees out of the proceeds of the Offering. The Company believes that the terms of the Investment Banking Fee

Agreement were comparable to the terms that it could have obtained from disinterested third parties for comparable services.

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

SHAREHOLDERS AGREEMENT

    In connection with the formation of Holdings and its acquisition of the Company in 1991, TJC Investors and TCW Investors and the other initial investors entered into an agreement (the "Shareholders Agreement"), which contains certain provisions relating to the governance of the Company and Holdings and restrictions on, and rights in the event of, the transfer of Holdings' Common Stock. Among other things, the Shareholders Agreement provides that, subject to certain limited exceptions, (i) the composition of the Board of Directors of Holdings and the Company shall be identical and (ii) the number of directors of Holdings and the Company shall be five, with the TJC Investors nominating three directors and the TCW Investors nominating two directors. The Shareholders Agreement also provides that upon the occurrence of certain triggering events (unless the TCW Investors as holders of Holdings' Class D Common Stock have already elected their director with 51% of the voting power of the Board of Directors of Holdings), Holdings shall not, without the approval of 60% of the outstanding Holdings' Common Stock (other than Holdings' Class B Common Stock),
(a) enter into any transaction of merger, consolidation or amalgamation, or liquidate, wind up or dissolve itself, (b) convey, sell, lease, transfer or otherwise dispose of in a transaction or related series of transactions 25% or more of the property, business or assets of Holdings and its subsidiaries, (c) acquire by purchase or otherwise the business or any assets of, or stock or other evidences of beneficial ownership of, any person with a purchase price in excess of 20% of the then net worth of Holdings and its subsidiaries or (d) issue certain equity securities or redeem equity shares. The Shareholders Agreement further provides that without the approval of a director nominated by the TCW Investors, neither Holdings nor any of its subsidiaries shall (a) make any amendment to Holdings' certificate of incorporation or by-laws or (b) enter into any transaction with any affiliate, except for transactions entered into in the ordinary course of business in good faith and on fair and reasonable terms no less favorable to Holdings than Holdings would be able to obtain in a comparable arm's-length transaction with an unrelated third party. In addition, the Shareholders Agreement restricts the transfer of Holdings' Common Stock by providing, in part, that any subsequent holder of Holdings' Common Stock must agree to be bound by all the provisions of the Shareholders Agreement. In the event of a transfer of Holdings' Common Stock other than to a permitted transferee, the Shareholders Agreement provides each other holder of Holdings Common Stock with certain tag-along rights and preemptive rights.

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

EXHIBIT
NUMBER DESCRIPTION OF EXHIBIT
------ --------------------------------------------------------------------------
 10.8  Supply Agreement dated January 22, 1997 between the Company and Grace
         Cocoa Chocolate Americas (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File Nos. 333-33751))
 10.9  Supply Agreement dated September 5, 1996 between the Company and The
         Western Sugar Company (incorporated by reference to Exhibit 10.9 to the
         Company's Registration Statement on Form S-1 (File Nos. 333-33751))
 10.10 Supply Agreement dated March 25, 1997 between the Company and Cerestar
         USA, Inc. (incorporated by reference to Exhibit 10.10 to the Company's
         Registration Statement on Form S-1 (File Nos. 333-33751))
 12.1  Statements re: Computation of Earnings to Fixed Charges (incorporated by reference to Exhibit 12.1 to the Company's Annual Report on Form 10-K
         for the fiscal year ended August 30, 1997 (File Nos. 333-33751))
 21.1  Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1 (File Nos. 333-33751))
 27.1  Financial Data Schedule (incorporated by reference to Exhibit 27.1 to the
         Company's Annual Report on Form 10-K for the fiscal year ended August
         30, 1997 (File Nos. 333-33751))

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on May 6, 1998.

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