Form 10-Q
period 1998-05-30
ARCHIBALD CANDY CORP
filed 1998-07-14
CIK 1044269

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

               For the Quarterly Period Ended May 30, 1998

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

      As of May 30, 1998, the number of shares outstanding of the registrant's Common Stock was 19,200 shares, all of which is held by Fannie May Holdings, Inc.

==============================================================================

                             ARCHIBALD CANDY CORPORATION

                                     FORM 10-Q

                       FOR THE QUARTER ENDED MAY 30, 1998

                                        INDEX
                                        -----

                                                                       PAGE NO.
                                                                       --------
PART I - FINANCIAL INFORMATION:
------------------------------
     ITEM 1 - FINANCIAL STATEMENTS

          BALANCE SHEETS - MAY 30, 1998 (UNAUDITED) AND
            AUGUST 30, 1997                                               1

          STATEMENTS OF OPERATIONS - THREE MONTH PERIODS
               ENDED MAY 30, 1998 (UNAUDITED) AND
                 MAY 31, 1997 (UNAUDITED)                                 3


          STATEMENTS OF OPERATIONS - NINE MONTH PERIODS
               ENDED MAY 30, 1998 (UNAUDITED) AND
                 MAY 31, 1997 (UNAUDITED)                                 4


          STATEMENTS OF CASH FLOWS - NINE MONTH PERIODS
               ENDED MAY 30, 1998 (UNAUDITED) AND
                 MAY 31, 1997 (UNAUDITED)                                 5


          NOTES TO FINANCIAL STATEMENTS                                   6


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS              7


PART II - OTHER INFORMATION:
----------------------------

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                           11

SIGNATURES                                                               12

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

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                             Archibald Candy Corporation
             (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)

                                 Balance Sheets

                     As of May 30, 1998 and August 30, 1997

                                         MAY 30,    AUGUST 30,
                                          1998         1997
                                     -------------  ------------
                                       (DOLLARS IN THOUSANDS)
                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents          $     29,924   $    15,801
  Accounts receivable, net                  1,122           576
  Inventories                              18,206        18,965
  Prepaid expenses and other
    current assets                          1,389           791
                                     -------------  ------------
Total current assets                       50,641        36,133

Due from affiliate                            825           825
Property, plant, and equipment             20,478        20,330
Goodwill                                   31,260        31,960
Noncompete agreements and other
  intangibles                                 113           127
Deferred financing fees                     3,771         4,166
Other assets                                1,965         2,119
                                     -------------  ------------
Total assets                         $    109,053   $    95,660
                                     -------------  ------------
                                     -------------  ------------

                                         MAY 30,    AUGUST 30,
                                          1998         1997
                                     -------------  ------------
                                       (DOLLARS IN THOUSANDS)
                                       (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                   $      3,820   $      4,769
  Accrued liabilities                       8,693          4,964
  Payroll and related liabilities           2,157          2,025
  Current portion of capital lease
    obligations                               129            376
                                     -------------  ------------
Total current liabilities                  14,799         12,134

Long-term debt                            100,000        100,000
Capital lease obligations, less
  current portion                              61            145

Shareholder's equity (deficit):
  Common stock, $0.01 par value:
    Authorized -- 25,000 shares
    Issued and outstanding --
      19,200 shares                            --             --
  Additional paid-in-capital               18,700         18,700
  Accumulated deficit                     (24,507)       (35,319)
                                     -------------  ------------
Total shareholder's equity
  (deficit)                               ( 5,807)       (16,619)
                                     -------------  ------------
Total liabilities and shareholder's
  equity (deficit)                   $    109,053   $     95,660
                                     -------------  ------------
                                     -------------  ------------
See accompanying notes.

                          Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)

                            Statements of Operations

                                  (Unaudited)

                                             THREE MONTHS ENDED
                                        ----------------------------
                                           MAY 30,        MAY 31,
                                            1998           1997
                                        -------------  -------------
                                           (DOLLARS IN THOUSANDS)
Net sales                               $     26,216   $     25,905
Cost of sales, excluding depreciation          9,092          9,173
Selling, general, and administrative
  expenses, excluding depreciation and
  amortization                                14,944         14,601
Depreciation and amortization expense          1,191          1,155
Amortization of goodwill and other
  intangibles                                    420            402
Management fees and other fees                   133            117
                                        -------------  -------------
Operating income                                 436            457

Other (income) and expense:
  Interest expense                             2,521          2,092
  Interest and other (income) and
    expense                                     (458)           (29)
                                        -------------  -------------
Loss before income taxes                      (1,627)        (1,606)
Provision for income taxes                        43             25
                                        -------------  -------------
Net Loss                                $     (1,670)  $     (1,631)
                                        -------------  -------------
                                        -------------  -------------

See accompanying notes.

                          Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)

                            Statements of Operations

                                  (Unaudited)

                                             NINE MONTHS ENDED
                                        ----------------------------
                                           MAY 30,        MAY 31,
                                            1998           1997
                                        -------------  -------------
                                           (DOLLARS IN THOUSANDS)
Net sales                               $    111,786   $    106,977
Cost of sales, excluding depreciation         39,062         36,741
Selling, general, and administrative
  expenses, excluding depreciation and
  amortization                                49,767         49,058
Depreciation and amortization expense          3,573          3,465
Amortization of goodwill and other
  intangibles                                  1,260          1,207
Management fees and other fees                   391            351
                                       -------------  -------------
Operating income                              17,733         16,155

Other (income) and expense:
  Interest expense                             7,780          6,697
  Interest and other (income) and
    expense                                   (1,068)          (206)
                                        -------------  -------------
Income before income taxes                    11,021          9,664
Provision for income taxes                       209            308
                                        -------------  -------------
Net Income                              $     10,812  $       9,356
                                        -------------  -------------
                                        -------------  -------------

See accompanying notes.

                          Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
                             Statements of Cash Flows
                                   (Unaudited)

                                             NINE MONTHS ENDED
                                        ----------------------------
                                           MAY 30,        MAY 31,
                                            1998           1997
                                        -------------  -------------
                                           (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income                              $     10,812  $      9,356
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization                4,833         4,672
  Changes in operating assets and
     liabilities:
       Accounts receivable, net                 (546)         (410)
       Inventories                               759         2,983
       Prepaid expenses and other
        current assets                          (599)         (341)
       Other assets                              154           145
       Accounts payable and accrued
         liabilities                           2,912           (89)
                                        -------------  -------------
Net cash provided by operating activities     18,325        16,316

INVESTING ACTIVITIES
Purchase of property, plant, and
  equipment                                   (3,370)        (1,646)
                                        -------------  -------------
Net cash used in investing activities         (3,370)        (1,646)

FINANCING ACTIVITIES
Net increase (decrease)in revolving line of
  credit                                          --         (9,100)
Repayments of long-term debt                      --         (3,218)
Principal payments of capital lease
  obligations                                   (331)          (270)
Costs related to refinancing                    (501)           (12)
                                        -------------  -------------
Net cash used in
  financing activities                          (832)       (12,600)
                                        -------------  -------------
Net increase in cash and cash
  equivalents                                 14,123          2,070
Cash and cash equivalents beginning of
  period                                      15,801            380
                                        -------------  -------------
Cash and cash equivalents end of
  period                                $     29,924   $      2,450
                                        -------------  -------------
                                        -------------  -------------
SUPPLEMENTAL SCHEDULE OF CASH
  TRANSACTIONS
Interest paid                           $      4,295   $      5,457
                                        -------------  -------------
                                        -------------  -------------

See accompanying notes.

                          Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)


                         Notes to Financial Statements

                                 May 30, 1998
                            (DOLLARS IN THOUSANDS)


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

     Results of operations for the period from August 30, 1997 to May 30, 1998 are not necessarily indicative of the results that may be achieved for the entire year.

2. INVENTORIES

     Inventories at May 30, 1998 and August 30, 1997 are comprised of the following:


                                               MAY 30,      AUGUST 30,
                                                1998           1997
                                             ------------    ----------
        Raw materials ..................        $ 8,878      $ 7,688
        Work in process ................            306          218
        Finished goods .................          9,022       11,059
                                             ------------    ----------
                                                $18,206      $18,965
                                             ------------    ----------
                                             ------------    ----------

3. DEBT

     Debt at May 30, 1998 and August 30, 1997 is comprised of $100 million of 10.25% senior secured notes due July 1, 2004.

4. INCOME TAXES

     The provision for income taxes differs from the amount of income tax expense computed by applying the United States federal income tax rate due to the benefit of the net operating losses that were not recognized in prior periods.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 30, 1998 COMPARED TO THE THREE MONTHS ENDED
MAY 31, 1997

     NET SALES. Net sales for the three months ended May 30, 1998 were $26.2 million, an increase of $.3 million, or 1.2%, from $25.9 million for the three months ended May 31, 1997. Pounds sold were 2.4 million for the three months ended May 30, 1998, a decrease of .1 million, or 5.1%, from 2.5 million pounds sold for the three months ended May 31, 1997. The decrease in pounds sold resulted from a decrease in pounds sold in the Company-Operated Retail channel(1). Company-Operated Retail sales were $21.6 million for the three months ended May 30, 1998, an increase of $.1 million, or .5%, from $21.5 million for the three months ended May 31, 1997. This increase was primarily a result of same store sales growth of 3.0%, partially offset by 11 fewer Company-operated stores open at May 30,1998 compared to May 31, 1997.
For the three months ended May 30, 1998, Third-Party Retail (2) sales were $2.5 million, an increase of $.1 million, or 4.9%, from $2.4 million for the three months ended May 31, 1997. For the three months ended May 30, 1998, Non-Retail
(3) sales were $2.1 million, an increase of $.1 million, or 4.1%, from $ 2.0 million for the three months ended May 31, 1997.

     GROSS PROFIT.   Gross profit for the three months ended May 30, 1998 was
$17.1 million, an increase of $.4 million, or 2.3%, from $16.7 million for the three months ended May 31, 1997. Gross profit as a percentage of net sales increased to 65.3% for the three months ended May 30, 1998 from 64.6% for the three months ended May 31, 1997. This increase in gross margin was due primarily to an overall increase in net sales resulting from a larger mix of products sold in each of the Company-Operated Retail, Third-Party Retail, and Non-Retail channels.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses were $14.9 million for the three months ended May 30, 1998, an increase of $.3 million, or .2%, from $14.6 million for the three months ended May 31, 1997. As a percentage of net sales, SG&A expenses increased to 57.0% for the three months ended May 30, 1998 from 56.4% for the three months ended May 31, 1997.

----------------------------

(1) Company-Operated Retail includes sale of Company branded products through Company-Operated Fannie May and Fanny Farmer stores.

(2) Third-Party Retail includes grocery stores, drug stores and other independent retailers that purchase the Company's branded products at wholesale pricing for resale to the consumer.

(3) Non-Retail includes sale of Company branded products through the Company's quantity order, mail order and fundraising programs.

      EBITDA.   Earnings before interest, income taxes, depreciation, and
amortization, (EBITDA) was $2.1 million for the three months ended May 30, 1998, an increase of $.1 million, or 6.5%, from $2.0 million for the three months ended May 31, 1997. As a percentage of net sales, EBITDA was 8.1% for the three months ended May 30, 1998 as compared to 7.7% for the three months ended May 31, 1997.

      OPERATING INCOME.   Operating income was $.4 million for the three months
ended May 30, 1998, a decrease of $.1 million, or 4.6%, from income of $.5 million for the three months ended May 31, 1997. This decrease was primarily a result of an increase in operating expenses.

      NET (LOSS).   Net loss was $1.7 million for the three months ended
May 30, 1998, an increase of $.1 million, or 2.4%, from $1.6 million for the three months ended May 31, 1997. Interest expense was $2.5 million for the three months ended May 30, 1998, an increase of $.4 million, or 20.5%, from $2.1 million for the three months ended May 31, 1997. This increase in interest expense was primarily a result of an increase in long-term debt.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NINE MONTHS ENDED MAY 30, 1998 COMPARED TO THE NINE MONTHS ENDED
MAY 31, 1997

     NET SALES. Net sales for the nine months ended May 30, 1998 were $111.8 million, an increase of $4.8 million, or 4.5%, from $107.0 million for the nine months ended May 31, 1997. Pounds sold were 10.7 million for the nine months ended May 30, 1998, an increase of .2 million, or 1.8%, from 10.5 million pounds sold for the nine months ended May 31, 1997. Pounds sold in the Company-Operated Retail channel decreased slightly over the previous period due to fewer stores open during the period. The Third-Party Retail and Non-Retail channels showed an increase in pounds sold over the prior nine month period. Company-Operated Retail sales were $79.1 million for the nine months ended May 30, 1998, an increase of $2.3 million, or 2.9%, from $76.9 million for the nine months ended May 31, 1997. This increase was primarily the result of same store sales growth of 4.8%, partially offset by there being 11 fewer Company-operated stores open at May 30,1998 as compared to May 31, 1997. For the nine months ended May 30, 1998, Third-Party Retail sales were $16.2 million, an increase of $1.1 million, or 7.6%, from $15.1 million for the nine months ended May 31, 1997. This increase reflects the continued results of management's strategy to expand Third-Party Retail sales into new markets, including providing Fanny Farmer branded products to mass merchandisers and developing Fannie May product line extensions. For the nine months ended May 30, 1998, Non-Retail sales were $16.4 million, an increase of $1.4 million, or 9.3%, from $ 15.0 million for the nine months ended May 31, 1997. This increase was primarily a result of growth in the fundraising boxed chocolate business.

     GROSS PROFIT.   Gross profit for the nine months ended May 30,1998 was
$72.7 million, an increase of $2.5 million, or 3.5%, from $70.2 million for the nine months ended May 31, 1997. Gross profit as a percentage of net sales decreased to 65.1% for the nine months ended May 30, 1998 from 65.7% for the nine months ended May 31, 1997. This decrease in gross margin was due primarily to an increase in product costs and a continuing shift from Company-Operated Retail sales to lower margin Third-Party Retail and Non-Retail sales.

     SELLING, GENERAL AND ADMINISTRATIVE.   SG&A expenses were $49.8 million
for the nine months ended May 30, 1998, an increase of $.7 million, or 1.4%, from $49.1 million for the nine months ended May 31, 1997. This increase in SG&A expenses was due primarily to an increase in Third-Party Retail operating expenses resulting from growth of the Fanny Farmer mass merchandising programs. The increase in SG&A expenses was partially offset by lower store operating costs resulting from store closings. As a percentage of net sales, SG&A expenses decreased to 44.5% for the nine months ended May 30, 1998 from 45.9% for the nine months ended May 31, 1997.

     EBITDA.   EBITDA was $22.8 million for the nine months ended May 30,
1998, an increase of $1.8 million, or 8.7%, from $20.9 million for the nine months ended May 31, 1997. As a percentage of net sales, EBITDA was 20.4% for the nine months ended May 30, 1998 as compared to 19.6% for the nine months ended May 31, 1997.

     OPERATING INCOME.   Operating income was $17.7 million for the nine months
ended May 30, 1998, an increase of $1.6 million, or 9.8%, from $16.2 million for the nine months ended May 30, 1997. This increase was primarily a result of an increase in net sales.

     NET INCOME.   Net income was $10.8 million for the nine months ended
May 30, 1998, an increase of $1.5 million, or 15.6%, from income of $9.4 million for the nine months ended May 31, 1997. Interest expense was $7.8 million for the nine months ended May 30, 1998, an increase of $1.1 million or 16.2% from $6.7 million for the nine months ended May 31, 1997. This increase in interest expense reflects an increase in long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $18.3 million for the nine months ended May 30, 1998 compared to $16.3 million for the nine months ended May 31, 1997. Net income was $10.8 million for the nine months ended May 30, 1998 and $9.4 million for the nine months ended May 31, 1997. Net income included noncash depreciation and amortization charges of $4.8 million for the nine months ended May 30, 1998 and $4.7 million for the nine months ended May 31, 1997.

     Net cash used for capital expenditures increased to $3.4 million for the nine months ended May 30, 1998 from $1.6 million for the nine months ended May 31, 1997. This increase in capital expenditures was related primarily to the purchase of computer systems during the nine months ended May 30, 1998. Approximately $.3 million of additional capital expenditures are expected for the remainder of fiscal 1998 primarily for machinery & equipment.

     As of May 30, 1998, the Company had $20 million available for borrowings under a $20 million revolving credit facility (the "Credit Facility"), which matures on July 1, 2000. As of May 30, 1998, the Company had outstanding $100 million of 10.25% senior secured notes due July 1, 2004.

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

      The Company is in the process of conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is in the process of developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the company's programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations. Management has assessed the Year 2000 compliance expense and does not believe that the costs to become Year 2000 compliant will be material.



PART II - OTHER INFORMATION

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K


          (a) EXHIBIT 27.1 -- FINANCIAL DATA SCHEDULE FOR QUARTER ENDED MAY 30, 1998, FILED HEREWITH.

          (b) NO REPORTS WERE FILED ON FORM 8-K FOR THE QUARTER ENDED MAY 30, 1998.

                                     SIGNATURE


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   ARCHIBALD CANDY CORPORATION



DATE:  JULY 14, 1998.                    BY:  /S/ DONNA M. SNOPEK
                                             -------------------------
                                             DONNA M. SNOPEK
                                             VICE PRESIDENT OF FINANCE
                                              & ACCOUNTING