Form 10-K405
period 1998-08-29
ARCHIBALD CANDY CORP
filed 1998-11-27
CIK 1044269

                                               COMMISSION FILE NUMBER: 333-33751
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark One)

    /X/  Annual report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the fiscal year ended August 29, 1998.

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days._X_Yes ____ No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

    As of November 25, 1998, none of the registrant's Common Stock, par value $.01 per share, was held by non-affiliates of the registrant.

    As of November 25, 1998, the number of shares outstanding of the registrant's Common Stock was 19,200, all of which was held by Fannie May Holdings, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            NUMBER
                                                                             OR
                                                                            REFERENCE
                                                                            ----
PART I
  Item 1--Business........................................................     1
  Item 2--Properties......................................................     8
  Item 3--Legal Proceedings...............................................     8
  Item 4--Submission of Matters to a Vote of Security Holders.............     8

PART II
  Item 5--Market for the Company's Common Equity and Related Stockholder
    Matters...............................................................     9
  Item 6--Selected Financial Data.........................................    10
  Item 7--Management's Discussion and Analysis of Financial Condition and
    Results of Operations.................................................    12
  Item 8--Financial Statements and Supplementary Data.....................    18
  Item 9--Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosures.................................................    18

PART III
  Item 10--Directors and Executive Officers of the Company................    19
  Item 11--Executive Compensation.........................................    20
  Item 12--Security Ownership of Certain Beneficial Owners and
    Management............................................................    24
  Item 13--Certain Relationships and Related Transactions.................    27

PART IV
  Item 14--Exhibits, Financial Statement Schedules, and Reports on Form
    8-K...................................................................    29

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

GENERAL

    Archibald Candy Corporation is a manufacturer and marketer of boxed chocolates and other confectionery items. Founded in 1921, the Company sells its Fannie May and Fanny Farmer candies primarily in the Midwestern and Eastern United States in 317 Company-operated stores and approximately 6,000 third-party retail outlets as well as through quantity order, mail order and fundraising programs. Management believes that the Company's products are widely recognized for their quality, freshness and value, and that the Fannie May and Fanny Farmer brand names are among the strongest in the confectionery industry and offer significant opportunities for growth.

    In late fiscal 1994, the Company installed its current management team with the immediate goal of integrating the Fanny Farmer brand name and stores, which were acquired in fiscal 1992, into the Company's existing Fannie May operations. Since the arrival of the current management team, EBITDA (as defined) has increased from $8.2 million in fiscal 1994 to $19.0 million in fiscal 1998 and EBITDA margins have increased from 7.1% to 15.0% over the same period. Management believes that the integration of Fannie May and Fanny Farmer has been completed and has turned its focus to growing sales and earnings by building on the Fannie May and Fanny Farmer brand names, acquiring additional confectionery brands and increasing points of availability for its branded products.

THE INDUSTRY

    The domestic candy industry is characterized by moderate long-term growth in consumer demand and the existence of strong national and regional brands. According to a report prepared by the National Confectioners Association, total U.S. retail candy sales grew to approximately $23 billion in 1997, with the per capita consumption of candy increasing from approximately 18 pounds in 1987 to over 27 pounds in 1997. Total sales in the boxed chocolate market were approximately $1.6 billion in 1997. Management believes that the boxed chocolate market can be divided into premium, mid-priced and low-priced segments. The Company competes primarily in the mid-priced segment of the boxed chocolate market in which products generally retail for between $10.00 and $18.00 and are commonly purchased for gift-giving occasions. Competition within this price tier is regional.

BUSINESS STRATEGY

    The Company's business strategy is to grow its core brands and acquire and build other leading brand names in the confectionery industry and to leverage these brands through a multi-channeled distribution network. The Company has, and expects to continue to grow its brands with, a strategy that includes (i) continued improvement in Company-operated retail stores as measured by same store sales and profitability, (ii) increasing product availability nationwide among third-party retailers by expanding existing and establishing new distribution channels and (iii) growing non-retail sales through enhanced product merchandising and market development.

    CONTINUE IMPROVEMENT IN COMPANY-OPERATED RETAIL PERFORMANCE. The Company's retail store strategy is focused on (i) continuing to improve same store sales by enhancing merchandising, customer service and product selection and (ii) reducing store operating costs, primarily by selectively closing unprofitable stores. The Company has 317 Fannie May and Fanny Farmer retail stores in 18 states and the District of Columbia. These stores had average annual sales of approximately $289,000 in fiscal 1998 and achieved average annual same store sales growth of 4.0% during the past five years.

    INCREASE PRODUCT AVAILABILITY THROUGH THIRD-PARTY RETAIL PROGRAMS. The Company's third-party retail programs are designed to make its Fannie May and Fanny Farmer brands more readily available to customers in new and existing markets. Management has implemented a two-tiered distribution and pricing strategy to capitalize on the Company's strong brand names. Management's strategy is to position the Company's third-party retail programs under the Fannie May brand at a higher retail price point for the specialty retail market while offering the Fanny Farmer brand at a lower retail price point more appropriate for the mass market. The Fannie May third-party retail programs (i) service approximately 1,200 grocery, drug and variety stores in the greater Chicago metropolitan area, on a year-round basis, and (ii) target department stores, specialty shops and card and gift stores nationwide, during the Christmas, Valentine's Day and Easter seasons. The Fanny Farmer third-party retail program sells to the mass market during the peak holiday seasons through approximately 5,000 grocery stores, drug stores and mass merchandisers nationwide, including Target and American Stores. As a result of this strategy, the Company has increased sales through third-party retail programs from $13.0 million in fiscal 1994 to $18.2 million in fiscal 1998.

    GROW NON-RETAIL SALES. The Company has developed several non-retail sales channels for its Fannie May and Fanny Farmer brands, including its (i) quantity order program, through which the Company markets its products to approximately 43,000 organizations for corporate gift giving or member purchases, (ii) mail order program, through which customers can order products over the Internet at the Company's web site (www.fanniemaycandies.com) and through a catalog which has a national circulation of over 2.1 million catalogs annually and a database of over 350,000 customers, and (iii) fundraising program, in which products are sold to schools and non-profit organizations nationwide for resale to their supporters. Management believes that these non-retail sales channels provide potential future sales growth without the overhead generally associated with maintaining a retail store presence. The Company has increased sales through non-retail sales channels from $11.3 million in fiscal 1994 to $17.0 million in fiscal 1998.

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

    WAREHOUSING AND DISTRIBUTION. In order to maintain product freshness and to ensure prompt deliveries, the Company maintains warehousing and distribution facilities in both Chicago, Illinois and Bensalem, Pennsylvania, which facilities have 112,000 and 17,000 square feet of warehousing and distribution space, respectively. These facilities maintain temperature and sanitation controls in order to protect the quality of the products. Employees generally fill orders daily to allow weekly deliveries to each of the Company-operated retail locations and on an "as needed" basis to others. The Company's fleet of 24 trucks are refrigerated in order to provide appropriate shipping conditions for pan candy, pre-boxed chocolates and necessary shop supplies. With the exception of all Florida locations and certain Minnesota and North Dakota locations, all shops typically are serviced by the Company's own fleet. All other sales channels are supplied via parcel service and selected common carriers and freight forwarding companies.

    SUPPLIERS AND PURCHASING. The Company's primary raw materials include chocolate coatings, nutmeats, natural sweeteners, such as corn syrup and sugar, and fresh dairy products, including sweetened-condensed milk, high-butterfat cream and butter. The Company has long-standing relationships with its suppliers for each of these products to ensure quality, consistency and cost control. Written specifications are provided to the suppliers and certificates of analysis must accompany incoming shipments. Peter's Chocolate Company ("Peter's Chocolate"), a division of Nestle Company, Inc., has been the Company's primary chocolate coating supplier for over 50 years and accounted for approximately one-half of the Company's chocolate purchases in fiscal 1998. Merckens Chocolate Company ("Merckens"), a division of Archer-Daniels-Midland Company, also has been a leading supplier of chocolate coating to the Company for over 20 years, and accounted for approximately one-third of the Company's chocolate purchases in fiscal 1998. Management believes that the Company is one of the leading bulk customers, by volume, of each of Peter's Chocolate and Merckens. The Company currently has short term (less than one year) supply agreements with Peter's Chocolate Company and Merckens Chocolate Company. All chocolate coatings prepared for the Company are proprietary and are produced according to the Company's recipes. All other raw materials are provided by multiple suppliers that meet the Company's specifications for quality and price. The Company believes that its volume requirements and long-standing relationships provide leverage to negotiate pricing and terms from many of its suppliers. In addition, the Company continues efforts to certify other suppliers of key ingredients in order to improve vendor performance.

MARKETING AND SALES

    The Company sells its Fannie May and Fanny Farmer candies primarily in the Midwestern and Eastern United States in 317 Company-operated stores ("Company-Operated Retail") and approximately 6,000 third-party grocery stores, drug stores and independent retail accounts ("Third-Party Retail"), as well as through a variety of non-retail programs, including quantity order, mail order and fundraising programs ("Non-Retail").

    COMPANY-OPERATED RETAIL. As of August 29, 1998, the Company operated 231 Fannie May stores and 86 Fanny Farmer stores. In fiscal 1998, this sales channel accounted for $91.5 million, or 72.2%, of the Company's total net sales; however, other sales channels are growing and have become an increasingly important element of the Company's ongoing business strategy. While Fannie May and Fanny Farmer stores co-exist in certain states, such stores generally do not compete in the same local markets. Fannie May stores are found in strip centers and shopping malls or as street-front units and stand-alone roadside sites. Fanny Farmer stores typically are located in shopping malls.

    As of August 29, 1998, the Company's stores were located in 18 states and the District of Columbia as follows:

STATE                                                   FANNIE MAY       FANNY FARMER      TOTAL STORES
----------------------------------------------------  ---------------  -----------------  ---------------
Illinois............................................           157                --               157
Minnesota...........................................             4                23                27
Indiana.............................................            23                --                23
New York............................................            --                20                20
Michigan............................................             8                11                19
Wisconsin...........................................             6                 8                14
Florida.............................................            10                 3                13
Missouri............................................             7                --                 7
Massachusetts.......................................            --                 7                 7
Pennsylvania........................................             6                --                 6
Iowa................................................             2                 4                 6
Virginia............................................             4                --                 4
Ohio................................................            --                 4                 4
North Dakota........................................            --                 2                 2
New Hampshire.......................................            --                 2                 2
Maryland............................................             2                --                 2
Rhode Island........................................            --                 2                 2
New Jersey..........................................             1                --                 1
District of Columbia................................             1                --                 1
                                                               ---               ---               ---
  Total.............................................           231                86               317
                                                               ---               ---               ---
                                                               ---               ---               ---

    The Company owns 33 Fannie May stores. These stores typically are located in stand-alone roadside structures and tend to be among the Company's highest grossing sales locations. The Company's leased stores are in the following locations: 140 in shopping malls, 86 in strip centers, 43 in street-front units and 15 in other locations. Lease terms and rates vary by location with the typical lease providing a five-year term with a minimum base rent plus additional rent based on a percentage of sales and common area charges. Historically, the Company has been able to renew its store leases upon expiration.

    The size of the Company's stores, including both leased and Company-owned stores, generally ranges from 600 square feet mall locations to 2,900 square feet stand-alone roadside locations, with an average store size of approximately 824 square feet. Company-operated stores typically are open seven days per week and employ six to ten people, including a full-time manager and several part-time employees. Employees are trained to provide customers with customized selections and to weigh and price each purchase accordingly. Customers are served primarily by store staff, although many of the larger stores also have a self-service section with prepacked boxes. The Company controls each store's design, signage and layout to maintain consistency among all Fannie May and Fanny Farmer stores. Company-operated store openings and closings for fiscal 1994, 1995, 1996, 1997 and 1998 are set forth below.

                                                                FISCAL YEAR ENDED
                                ----------------------------------------------------------------------------------
                                  AUGUST 31, 1994      AUGUST 26, 1995      AUGUST 31, 1996      AUGUST 30, 1997
                                -------------------  -------------------  -------------------  -------------------
OPENINGS:
  Fannie May..................               8                    7                    4                    4
  Fanny Farmer................               4                    5                    0                    0
                                            --                   --                   --                   --
    Total.....................              12                   12                    4                    4
                                            --                   --                   --                   --
                                            --                   --                   --                   --
CLOSINGS:
  Fannie May..................              23                   10                    7                    6
  Fanny Farmer................              22                   30                   29                   16
                                            --                   --                   --                   --
    Total.....................              45                   40                   36                   22
                                            --                   --                   --                   --
                                            --                   --                   --                   --


                                  AUGUST 29, 1998
                                -------------------
OPENINGS:
  Fannie May..................               9
  Fanny Farmer................               0
                                            --
    Total.....................               9
                                            --
                                            --
CLOSINGS:
  Fannie May..................               1
  Fanny Farmer................              13
                                            --
    Total.....................              14
                                            --
                                            --

    Since fiscal 1994, the Company has opened 41 new stores and closed 157 stores, most of which were unprofitable. The majority of the closed stores had been acquired by the Company in fiscal 1992 as part of its acquisition of the Fanny Farmer brand name and selected assets. As a result of management's efforts to improve Company-Operated Retail store performance and to eliminate weaker store locations, same store sales increased 4.5%, 3.4%, 2.6%, 5.2% and 4.2% in fiscal 1994, 1995, 1996, 1997 and 1998, respectively.

    Management plans to continue its emphasis on improving store mix rather than store expansion for the near future, and, over the next three fiscal years, intends to open approximately 20 new stores and close approximately 30 additional unprofitable stores upon expiration of their respective lease terms.

    THIRD-PARTY RETAIL. Through its Third-Party Retail channel, the Company markets its products to grocery stores, drug stores, department stores and other variety stores through its frozen fresh, specialty market, mass market and kiosk licensing programs. These programs are designed to make its Fannie May and Fanny Farmer branded products more readily available to consumers in new and existing markets. Within the mid-priced segment of the boxed chocolate market, management has implemented a two-tiered distribution and pricing strategy to differentiate the Company's brand names. The Company utilizes the Fannie May brand for its higher price point frozen fresh and kiosk licensing programs and has positioned the Fanny Farmer brand at a lower price point for the mass market.

    Under the frozen fresh program, the Company distributes frozen products to higher price point retailers who then maintain the products in freezer display cases. The Company initiated the frozen fresh program under the Fannie May brand name in the early 1950's as a way to market a limited number of its best-selling assortments through independent retailers on a year-round basis. The Company has approximately 1,200 frozen fresh accounts, the vast majority of which are in the greater Chicago metropolitan area and include stores operated by Jewel Foods, Osco Drug, Dominick's and Walgreen Company (which collectively account for over 65% of the Company's frozen fresh candy sales). These accounts generally purchase Fannie May branded products from the Company at wholesale prices and mark-up the product to prices comparable to those for products sold in Company-operated stores. For fiscal 1998, frozen fresh sales accounted for $13.5 million, or 10.7%, of total net sales.

    In fiscal 1996, the Company established a national mass market program under the Fanny Farmer brand name. This wholesale program is targeted to grocery stores, drug stores and mass merchandisers, with product availability limited to the peak selling seasons of Christmas, Valentine's Day and Easter. The terms of sale are similar to those terms given to frozen fresh accounts, but the products for this program are selected and packaged to meet lower price points typical of the mass market. Under this program, the Company has obtained approximately 5,000 outlets, operated mostly by retail chains, including Target and American Stores. For fiscal 1998, mass market sales accounted for $3.5 million, or 2.7%, of total net sales.

    In fiscal 1997, the Company announced the roll-out of its specialty markets program through which it markets nationally under the Fannie May brand name to department stores, card and gift stores and direct mail catalog companies. The product line for this program, which consists of a variety of boxed and novelty items, is intended to meet unfulfilled consumer demand in the mid-priced segment of the specialty market. This product line is positioned at higher price points and sold only during the peak seasons of Christmas, Valentine's Day and Easter. For fiscal 1998, specialty markets program sales accounted for $0.5 million, or 0.4% of total net sales. In fiscal 1998, the Company launched its kiosk licensing program. For fiscal 1998, sales in this program accounted for $0.7 million, or 0.6%, of total net sales.

    NON-RETAIL. The Company's Non-Retail channel consists of quantity order, fundraising and mail order catalog programs. Under the quantity order program, companies and organizations buy large amounts of prepackaged candy for gift-giving purposes or consolidate individual orders from employees or members in order to obtain discount pricing. Under this program, the Company is responsible for all of the administrative details and timely delivery of product. Historically, the Company has found a high level of repeat sales in this segment, as quantity order customers tend to renew or expand on their prior year's order. The Company's current active quantity order database includes approximately 43,000 customers. The quantity order program is available year-round, but peaks in activity during the Christmas, Valentine's Day and Easter holiday seasons. A quantity order catalog is distributed at the beginning of each fiscal year and prior to each holiday season. The Company also has targeted fundraising organizations, including over 90,000 schools throughout the United States, for its product offerings. For fiscal 1998, quantity order and fundraising sales accounted for $10.6 million, or 8.4%, of total net sales.

    In addition, the Company sells its products through a mail order program through which customers can order products over the Internet at the Company's web site (www.fanniemaycandies.com) and through a catalog which has a national circulation of over 2.1 million catalogs annually and a database of over 350,000 customers. The Company sends both Fannie May and Fanny Farmer mail order catalogs to established and prospective customers during key selling seasons. Mail order catalogs also are made available to the general public through Company-operated retail stores. In fiscal 1998, approximately 139,000 orders were placed through the mail order program, with an average transaction value of approximately $48.00. While this program was established in 1985, mail order sales have grown at an average annual rate of 14.2% since fiscal 1994. For fiscal 1998, mail order sales accounted for $6.4 million, or 5.0%, of total net sales. The Company believes that this growth, which corresponds with the arrival of the current management team, is the result of improved product selection and catalog presentation as well as more effective database management.

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

    The mid-priced segment is generally comprised of those chocolates which retail for between $10.00 and $18.00. The Company's competitors in the mid-priced segment are primarily local confectionery companies against whom the Company competes through Company-operated stores on the basis of price and quality. See's Candies, a subsidiary of Berkshire Hathaway Inc., is believed by management to be the largest participant in the mid-priced segment. Although Company-operated stores do not compete directly with See's Candies stores, which are located primarily west of the Rocky Mountains, Company-operated stores do compete indirectly with certain mail order and corporate gift programs which See's Candies markets nationally.

    The premium segment generally is comprised of expensive chocolates retailing in excess of $18.00. The leading participant in this segment is Godiva Chocolatier, Inc., a subsidiary of the Campbell Soup Company. Other brands in this market include Perugina, Tobler and Lindt. Most of these chocolates are imported from abroad and, despite their high prices, management does not believe that such brands provide the same freshness as the Company's chocolates. The Company competes in the premium segment on the basis of quality and packaging primarily through Third-Party Retail sales of its Fannie May branded products in department stores.

    The Company also competes with manufacturers, distributors and retailers of other snack food products, including cookies, ice cream and coffee, as well as with gift manufacturers, distributors and retailers, such as florists and card and gift shops, that offer products at price points comparable to those of the Company's products.

EMPLOYEES

    As of August 29, 1998, the Company employed approximately 2,135 people of which 1,332 worked in Fannie May stores, 367 worked in Fanny Farmer stores and the remainder worked primarily in the Chicago manufacturing, distribution and headquarters facilities. Of the total number of employees, 175 were salaried and the remainder were compensated on an hourly basis. Typically, the number of employees increases by approximately 500 (many of whom work part-time in Company-Operated Retail stores) during periods of high seasonal retail demand in the Company's second and third fiscal quarters. As of August 29, 1998, over one-half of the hourly store personnel were employed on a part-time basis. Management believes that its salaried and hourly store personnel represent a relatively well-trained and stable base of employees, with many averaging several years of tenure with the Company. As of August 29, 1998, approximately 800 of the Company's employees were members of one of the various labor unions that represent employees of the Company. The Company currently is subject to seven collective bargaining agreements, all of which expire on or before March 31, 2003. Management generally considers its employee relations to be good.

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

                               ITEM 2--PROPERTIES

    As of August 29, 1998, the Company operated 231 Fannie May stores and 86 Fanny Farmer stores in 18 states and the District of Columbia. The Company leases all 86 of its Fanny Farmer stores. Within four years following August 29, 1998, approximately 90% of the Company's retail store leases are due to expire. The Company believes that it will be able to renew expiring leases at reasonable rates in the future, but there can be no assurances that it will be able to do so.

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

                           ITEM 3--LEGAL PROCEEDINGS

    From time to time, the Company is involved in routine litigation incidental to its business. The Company is not a party to any pending or threatened legal proceeding which management believes would have a material adverse effect on the Company's results of operations or financial condition. Also, the Company was not party to any such legal proceeding that terminated during the fourth quarter of fiscal 1998.

          ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                    PART II
 ITEM 5--MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Holdings owns all of the Company's issued and outstanding common stock. There is no established public trading market for the Company's common stock. Holdings has four classes of authorized common stock (collectively, "Holdings' Common Stock"), all of which are subject to restrictions on sale and transfer. There is no established public trading market for Holdings' Common Stock. As of August 29, 1998, there were seven holders of record of Holdings' Class A Common Stock, no outstanding shares of Holdings' Class B Common Stock, twelve holders of record of Holdings' Class C Common Stock and one holder of record of Holdings' Class D Common Stock.

    The Company did not pay any cash dividend on its common stock in fiscal 1997 or 1998. However, the Company funded cash to Holdings to the extent necessary to allow Holdings to pay cash dividends on its 5% Senior Preferred Stock (the "Senior Preferred Stock") ($282,000 with respect to such dividends paid for 1997 and $288,000 with respect to such dividends paid for 1998). Holdings did not pay any cash dividend on Holdings' Common Stock in fiscal 1997 or 1998. Any payment of dividends in the future is dependent upon the financial condition, capital requirements, earnings of the Company and Holdings, as well as other factors. Nevertheless, the Company currently intends to retain all future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends to Holdings in the foreseeable future, except to the extent necessary to allow Holdings to satisfy its dividend and redemption obligations with respect to its preferred stock or as required by the Tax Sharing and Management Agreement (as defined). See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Certain Relationships and Related Transactions--Tax Sharing and Management Agreement." Also, the Company is subject to certain contractual restrictions on the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 7, "Debt" of the notes to the financial statements included in this report for information concerning such restrictions.

                        ITEM 6--SELECTED FINANCIAL DATA

    The following table sets forth the selected historical financial data of the Company for the fiscal year ended August 31, 1994, August 26, 1995, August 31, 1996, August 30, 1997 and August 29, 1998, which have been derived from the audited financial statements of the Company. The following information should be read in conjunction with the financial statements of the Company, and the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Report.

                                                                    FISCAL YEAR ENDED
                               -------------------------------------------------------------------------------------------
                                                   AUGUST 26,         AUGUST 31,         AUGUST 30,         AUGUST 29,
                               AUGUST 31, 1994       1995(1)            1996(1)            1997(1)            1998(1)
                               ---------------  -----------------  -----------------  -----------------  -----------------
                                                                 (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales:
  Company-Operated Retail
    (2)......................     $  91,408         $  90,077          $  88,938          $  89,276          $  91,488
  Third-Party Retail (3).....        13,027            12,954             14,924             17,074             18,230
  Non-Retail (4).............        11,297            12,524             13,486             15,583             17,024
                               ---------------       --------           --------           --------           --------
      Total net sales........     $ 115,732         $ 115,555          $ 117,348          $ 121,933          $ 126,742
                               ---------------       --------           --------           --------           --------
                               ---------------       --------           --------           --------           --------
Gross profit.................     $  72,298         $  75,309          $  76,338          $  79,649          $  82,764
Operating income (loss)......        (5,850)            3,290              7,945             10,801             12,539
Interest expense.............         8,913             9,237              9,455              9,235             10,346
Other income.................           207               275                444                411              1,386
Income tax (benefit).........          (358)              (68)               349                250                276
Net income (loss) (5)........       (16,440)           (5,604)            (1,415)            (1,171)             3,303
OTHER DATA:
EBITDA (6)...................     $   8,239         $  13,527          $  14,731          $  16,868          $  18,964
Net cash provided by (used
  in) operating activities...        (1,571)            4,551              4,117              3,919              4,206
Net cash (used in) investing
  activities.................        (3,601)           (1,958)            (1,121)            (3,688)            (4,709)
Net cash provided by (used
  in) financing activities...         5,201            (3,470)            (3,098)            15,190             (2,217)
Depreciation and
  amortization...............        13,216             9,999              6,807              5,932              6,233
Capital expenditures.........         3,655             2,325              2,280              3,688              4,574
Total net sales growth.......           2.8%             (0.2)%              1.6%               3.9%               3.9%
Gross margin.................          62.5%             65.2%              65.1%              65.3%              65.3%
EBITDA margin (7)............           7.1%             11.7%              12.6%              13.8%              15.0%
Ratio of earnings to fixed
  charges (8)................        --                --                 --                 --                    1.2
STORE DATA:
Number of Company-operated
  stores at period end:
    Fannie May stores........           231               228                225                223                231
    Fanny Farmer stores......           169               144                115                 99                 86
                               ---------------       --------           --------           --------           --------
      Total number of
        stores...............           400               372                340                322                317
                               ---------------       --------           --------           --------           --------
                               ---------------       --------           --------           --------           --------
Increase in same store sales:
  (9)
    Fannie May stores........           1.5%              4.6%               2.1%               5.4%               4.3%
    Fanny Farmer stores......          11.8%              0.0%               4.5%               4.6%               3.7%
      Total increase.........           4.5%              3.4%               2.6%               5.2%               4.2%
BALANCE SHEET DATA:
Cash and cash equivalents....     $   1,359         $     482          $     380          $  15,801          $  13,081
Working capital
  (deficiency)...............        (5,549)           (3,641)            (4,349)            23,475             26,988
Total assets.................        88,548            83,098             78,668             95,660             98,089
Long-term debt...............        73,883            73,676             72,721            100,521            100,145
Shareholder's equity
  (deficit)..................        (8,429)          (14,033)           (15,448)           (16,619)           (14,944)

------------------------------

(1) In 1995, the Company changed its fiscal year to the last Saturday in August from the last day in August. As a result of this change, fiscal 1995 had less than 52 weeks (360 days) and fiscal 1996 had 53 weeks (371 days). Fiscal 1997 and 1998 each had 52 weeks (364 days).

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

(6) EBITDA consists of earnings before interest, income taxes, depreciation and amortization. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA as reported herein for fiscal 1994 excludes the Homestead Loss. In fiscal 1994, the Fanny Farmer Homestead product line accounted for $0.9 million of Third-Party Retail sales.

(7) EBITDA margin is EBITDA divided by total net sales.

(8) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness and capitalized interest, amortization of deferred financing costs and that portion of rental expense on operating leases deemed by the Company to be attributable to interest. For fiscal 1994, 1995, 1996 and 1997 earnings were insufficient to cover fixed charges by approximately $29.0 million, $20.2 million, $15.2 million $14.6 million respectively.

(9) Same store sales are defined as the aggregate sales from stores open for the entire periods being compared. Increases reflect changes from the immediately prior comparable period.

                ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company is a manufacturer and marketer of boxed chocolates and other confectionery items. The Company sells its Fannie May and Fanny Farmer candies primarily in the Midwestern and Eastern United States in 317 Company-operated stores ("Company-Operated Retail") and approximately 6,000 third-party grocery stores, drug stores and independent retail accounts ("Third-Party Retail") as well as through a variety of non-retail programs, including quantity order, mail order and fundraising programs ("Non-Retail"). In fiscal 1998, EBITDA was $19.0 million, or 15.0%, of total net sales as compared to $14.7 million, or 12.6%, of total net sales in fiscal 1996.

    Historically, Company-Operated Retail has represented the most significant distribution channel for the Company's products and accounted for $91.5 million, or 72.2%, of total net sales in fiscal 1998. The Company's Third-Party Retail and Non-Retail businesses collectively accounted for $35.3 million, or 27.8%, of total net sales in fiscal 1998. The continued growth of Third-Party Retail and Non-Retail channels remains a priority for the Company because management believes that these channels present opportunities for significant sales growth and greater product distribution without the higher operating expenses and capital expenditures required by Company-operated stores.

    The Company's costs of sales include (i) costs associated with the Company's manufactured products and (ii) costs associated with product purchased from third parties and resold by the Company. The principal elements of the Company's cost of sales are raw materials, labor, manufacturing overhead, and purchased product costs. Raw materials consist primarily of chocolate, nutmeats, natural sweeteners and fresh dairy products, the overall cost of which has remained relatively stable despite susceptibility to fluctuations for specific items. See "Business--Operations--Suppliers and Purchasing." Labor costs consist primarily of hourly wages plus incentives based on achieving operating efficiencies. Manufacturing overhead generally includes employee fringe benefits, utilities, rents and manufacturing supplies. Historically, the Company generally has been able to raise prices of its products equal to or in excess of any increases in cost of sales; however, there can be no assurance that the Company will be able to continue to do so in the future.

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

                                                                                    FISCAL YEAR ENDED
                                                                    -------------------------------------------------
                                                                    AUGUST 31, 1996  AUGUST 30, 1997  AUGUST 29, 1998
                                                                    ---------------  ---------------  ---------------
PERCENTAGE OF TOTAL NET SALES:
  Company-Operated Retail.........................................          75.8%            73.2%            72.2%
  Third-Party Retail..............................................          12.7             14.0             14.4
  Non-Retail......................................................          11.5             12.8             13.4
                                                                          ------           ------           ------
    Total net sales...............................................         100.0%           100.0%           100.0%
                                                                          ------           ------           ------
                                                                          ------           ------           ------
POUNDS SOLD (IN MILLIONS):
  Company-Operated Retail.........................................           8.7              8.3              8.2
  Third-Party Retail..............................................           1.9              2.1              2.1
  Non-Retail                                                                 1.5              1.7              1.9
                                                                          ------           ------           ------
    Total pounds sold.............................................          12.1             12.1             12.2
                                                                          ------           ------           ------
                                                                          ------           ------           ------
AVERAGE SELLING PRICE:
  Company-Operated Retail.........................................     $   10.23        $   10.73        $   11.12
  Third-Party Retail..............................................          7.92             8.35             8.61
  Non-Retail......................................................          8.75             9.16             9.05
    Total average selling price...................................          9.68            10.10            10.36
COMPANY-OPERATED STORES (AT PERIOD END)...........................           340              322              317

    As a percentage of total net sales, Company-Operated Retail sales decreased from 75.8% in fiscal 1996 to 72.2% in fiscal 1998. This decrease was due primarily to management's strategy of (i) closing unprofitable stores and (ii) expanding channels of distribution other than Company-Operated Retail. From fiscal 1996 to fiscal 1998, the number of Company-operated stores decreased from 340 to 317 which contributed to a decrease in total pounds sold in Company-Operated Retail from 8.7 million to 8.2 million over this period.

    Pounds sold in Third-Party Retail increased from 1.9 million in fiscal 1996 to 2.1 million in fiscal 1998 as a result of increased volume with existing customers, the launch of new Fannie May products and the introduction of the Fanny Farmer mass market program in fiscal 1996. As a percentage of total net sales, Third-Party Retail sales increased from 12.7% in fiscal 1996 to 14.4% in fiscal 1998. This increase reflects an increase in Third-Party Retail pounds sold resulting from management's strategy to expand Third-Party Retail sales into new markets, including providing Fanny Farmer branded products to mass merchandisers and developing Fannie May product line extensions. The Company recently launched the sale of Fannie May products in department stores, specialty shops and card and gift stores, and expects Third-Party Retail sales to continue to grow as a percentage of total net sales.

    Pounds sold in Non-Retail increased from 1.5 million in fiscal 1996 to 1.9 million in fiscal 1998. As a percentage of total net sales, Non-Retail sales increased from 11.5% in fiscal 1996 to 13.4% in fiscal 1998. These increases, which resulted primarily from the growth in net sales through the companies fundraising program and improved product mix and merchandising, reflect the results of management's strategy to expand Non-Retail sales.

FISCAL YEAR ENDED AUGUST 29, 1998 COMPARED TO FISCAL YEAR ENDED AUGUST 30, 1997

    TOTAL NET SALES. Total net sales in fiscal 1998 were $126.7 million, an increase of $4.8 million, or 3.9%, from $121.9 million in fiscal 1997. Pounds sold in fiscal 1998 were 12.2 million, an increase of 0.1 million, or 0.1%, from fiscal 1997. This increase was due to an increase in Non-Retail pounds sold from
1.7 million in fiscal 1997 to 1.9 million in fiscal 1998. Company-Operated Retail sales were $91.5 million in fiscal 1998, an increase of $2.2 million, or 2.5%, from $89.3 million in fiscal 1997. This increase reflects same store sales growth of 4.2%, partially offset by the closing of 14 stores. In fiscal 1998, Third-Party Retail sales were $18.2 million, an increase of $1.2 million, or 6.8%, from $17.1 million in fiscal 1997. This increase reflects the continued results of management's strategy to expand Third-Party Retail sales into new markets, including providing Fanny Farmer branded products to mass merchandisers and developing Fannie May product line extensions. Non-Retail sales were $17.0 million in fiscal 1998, an increase of $1.4 million, or 9.2%, from $15.6 million in fiscal 1997. Increases in the boxed chocolate fundraising business and mail order sales were primarily responsible for the growth in Non-Retail sales.

    GROSS PROFIT. Gross profit in fiscal 1998 was $82.8 million, an increase of $3.1 million, or 3.9%, from $79.6 million in fiscal 1997. This increase in gross profit was primarily due to the increase in total net sales partially offset by an increase in manufactured and purchased product costs. Gross profit as a percentage of total net sales was 65.3% in fiscal 1998, unchanged from fiscal 1997.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A costs were $63.5 million in fiscal 1998 an increase of $1.0 million, or 1.7%, from $62.4 million in fiscal 1997. This increase resulted primarily from an increase in costs related to the development of Third-Party Retail and Non-Retail programs, particularly costs related to growth of the mass market and fundraising programs. As a percentage of total net sales, SG&A decreased to 50.1% in fiscal 1998 from 51.2% in fiscal 1997 as the Company was able to leverage its costs against higher total net sales.

    EBITDA. EBITDA was $19.0 million in fiscal 1998, an increase of $2.1 million, or 12.4%, from $16.9 million in fiscal 1997. As a percentage of total net sales, EBITDA was 15.0% in fiscal 1998 as compared to 13.8% in fiscal 1997. The increase in EBITDA and EBITDA margin was the result of a combination of the factors described above.

    OPERATING INCOME. Operating income was $12.5 million in fiscal 1998, an increase of $1.7 million, or 16.1%, from $10.8 million in fiscal 1997. As a percentage of net sales, operating income was 9.9% in fiscal 1998 as compared to 8.9% in fiscal 1997. This increase in operating income and operating margin reflects an increase in EBITDA of $2.1 million resulting primarily from growth in the total net sales in each of the Company's distribution channels.

FISCAL YEAR ENDED AUGUST 30, 1997 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1996

    TOTAL NET SALES. Total net sales in fiscal 1997 were $121.9 million, an increase of $4.6 million, or 3.9%, from $117.3 million in fiscal 1996. Pounds sold in fiscal 1997 were 12.1 million, unchanged from fiscal 1996. Company-Operated Retail sales were $89.3 million in fiscal 1997, an increase of $0.3 million, or 0.4%, from $88.9 million in fiscal 1996. This increase reflected same store sales growth of 5.2%, partially offset by the operation of 18 fewer stores. In fiscal 1997, Third-Party Retail sales were $17.1 million, an increase of $2.2 million, or 14.4%, from $14.9 million in fiscal 1996. This increase reflected continued results of management's strategy to expand Third-Party Retail sales into new markets, including providing Fanny Farmer branded products to mass merchandisers and developing Fannie May product line extensions. Non-Retail sales were $15.6 million in fiscal 1997, an increase of $2.1 million, or 15.5%, from $13.5 million in fiscal 1996.

    GROSS PROFIT. Gross profit in fiscal 1997 was $79.6 million, an increase of $3.3 million, or 4.3%, from $76.3 million in fiscal 1996. Gross profit as a percentage of total net sales increased from 65.1% in fiscal 1996 to 65.3% in fiscal 1997. This increase in gross profit and gross margin was primarily due to the increase in total net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A costs were $62.4 million in fiscal 1997, an increase of $1.3 million, or 2.2%, from $61.1 million in fiscal 1996. This increase resulted primarily from an increase in costs related to the development of Third-Party Retail and Non-Retail programs, particularly costs related to growth of the Fanny Farmer mass merchandising programs. This increase was partially offset by lower store operating costs resulting from store closings. As a percentage of total net sales, SG&A decreased to 51.2% in fiscal 1997 from 52.1% in fiscal 1996, as the Company was able to leverage its costs against higher total net sales.

    EBITDA. EBITDA was $16.9 million in fiscal 1997, an increase of $2.1 million, or 14.5%, from $14.7 million in fiscal 1996. As a percentage of total net sales, EBITDA was 13.8% in fiscal 1997 as compared to 12.6% in fiscal 1996. The increase in EBITDA and EBITDA margin was a result of a combination of the factors described above.

    OPERATING INCOME. Operating income was $10.8 million in fiscal 1997, an increase of $2.9 million, or 35.9%, from $7.9 million in fiscal 1996. This increase in operating income was primarily a result of higher EBITDA of $2.1 million and a reduction of depreciation and amortization expense of $0.9 million.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity requirements have arisen principally from various capital expenditures, seasonal and general working capital requirements and debt service obligations. The Company has satisfied these requirements during the past three fiscal years primarily with long-term and seasonal borrowings, the proceeds of the Company's offering on July 2, 1997 of 10 1/4% Senior Secured Notes due 2004 (the "Notes"), and cash generated by operating activities. During fiscal 1996, 1997 and 1998, the net cash generated by the Company's operating activities was $4.1 million, $3.9 million and $4.2 million, respectively.

    On July 2, 1997, the Company entered into a Revolving Credit Agreement with The First National Bank of Chicago, as agent (the "Revolving Credit Facility"), which provides for revolving loans to the Company in an aggregate principal amount at any time not to exceed the lesser of (i) $20 million and (ii) a borrowing base comprised primarily of a percentage of eligible accounts receivable, eligible inventory and certain real estate of the Company. For fiscal 1998, there were no borrowings under the Revolving Credit Facility. As of August 29, 1998, the Company's cash balance was $13.1 million. Inventories historically have represented the Company's most significant working capital requirement and inventory levels fluctuate significantly during the year. The Company's ratio of inventories to total net sales is typically highest during the fiscal fourth quarter when the Company experiences lower seasonal demand for its products and begins to build inventories for its key sales periods. See "--Quarterly Results and Seasonality." Receivables have not been a material component of the Company's working capital because sales through Company-operated stores are made on a cash or credit card basis. As the Company continues to pursue a strategy to develop its Third-Party Retail business with grocery stores, drug stores and other independent retailers, all of which typically pay vendors on 45 to 60 day terms or longer and which often require large shipments in order to roll-out product simultaneously in several markets, the Company expects its working capital needs relating to inventory and receivables to increase.

    The Company's capital expenditures (including capital lease obligations) for fiscal 1996, 1997 and 1998 were $2.3 million, $3.7 million and $4.6 million, respectively. These expenditures related primarily to retail store development and renovation, purchases of manufacturing and distribution equipment and improvements in the Company's management information systems. Management expects that capital expenditures over the next twelve months will relate primarily to (i) the remodeling of existing stores, (ii) the purchase of manufacturing and distribution equipment and (iii) improvements in the Company's management information systems. Management expects capital expenditures of $5.0 million for such period, of which approximately $2.5 million will be maintenance capital expenditures.

    Based upon the Company's current level of operations and anticipated growth, management believes that available cash flow, together with cash on the Company's balance sheet and available borrowings under the Revolving Credit Facility, will be adequate to meet the Company's anticipated future requirements for capital expenditures, working capital and debt service obligations. The Revolving Credit Facility will expire on July 2, 2000, and the Company will need to seek to extend or renew the Revolving Credit Facility or obtain alternative financing to meet its seasonal working capital needs and other requirements.

    In addition, Holdings has certain dividend and redemption obligations for which the Company must generate the necessary funds. Holdings has the following three classes of preferred stock: Senior Preferred Stock, Junior Class A PIK Preferred Stock and Junior Class B PIK Preferred Stock. The Senior Preferred Stock was issued in 1991 in the original face amount of $10.0 million and is subject to mandatory redemption on August 31, 2001. Assuming that Holdings continues to exercise its option to pay 50% of the dividends in kind, the redemption value of the Senior Preferred Stock on August 31, 2001 will be approximately $12.7 million. The Junior Class A PIK Preferred Stock and the Junior Class B PIK Preferred Stock were issued in 1991 in the original face amounts of $7.0 million and $0.7 million, respectively. Both classes of Junior PIK Preferred Stock are subject to mandatory redemption on November 1, 2001. Assuming that Holdings continues to exercise its option to pay all dividends in kind, the redemption value of the Junior Class A PIK Preferred Stock and the Junior Class B PIK Preferred Stock on November 1, 2001 will be approximately $15.1 million and $1.5 million, respectively.

    In order for Holdings to make such redemption payments, Holdings must cause the Company to advance the necessary funds to Holdings by dividend or otherwise, to the extent permitted by the Revolving Credit Facility and the indenture (the "Indenture") dated as of July 2, 1997 between the Company and The Bank of New York, as trustee (the "Trustee"), pursuant to which the Notes were issued. Such advances, if paid, will reduce the funds available for the Company's operations. To the extent that such funds are not available, whether due to the restrictions set forth in the instruments governing the Notes or the Revolving Credit Facility or otherwise, the failure to make required redemption payments would trigger various provisions of Holdings' preferred stock, including provisions providing for a change of control of Holdings' and the Company's Boards of Directors.

    Instruments governing the Company's indebtedness, including the Revolving Credit Facility and the Indenture contain financial and other covenants that restrict, among other things, the Company's ability to make investments, loans and advances, pay dividends and make certain other restricted payments, incur additional indebtedness, incur liens, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company, consummate certain other asset sales and enter into certain transactions with affiliates. The Revolving Credit Facility prohibits, except in certain limited circumstances, the Company from making dividend payments or other distributions on its outstanding shares of capital stock if either (i) certain defaults under the Revolving Credit Facility shall have occurred and shall be continuing at the date of declaration, payment or making thereof or would result therefrom or (ii) the Notes or the Indenture prohibit such distributions. The Indenture provides that, except in certain limited circumstances, the Company will not, and will not permit any of its subsidiaries to, make dividend payments or other distributions on the Company's outstanding shares of capital stock unless at the time of such distribution: (a) no default under the Indenture has occurred and is continuing or would occur as a consequence thereof, (b) immediately after such distribution, the Company would comply with certain interest coverage ratios and (c) such distributions do not exceed an amount determined by reference to a formula consisting primarily of prior distributions and payments, prior income and the proceeds of the sale of securities. In addition, the Revolving Credit Facility requires the Company to comply with specified financial ratios, including minimum fixed charge coverage and maximum leverage ratios. The Indenture prohibits the incurrence of indebtedness unless, among other things, the Company complies with certain minimum interest coverage ratios. Such limitations, together with the highly leveraged nature of the Company, could limit corporate and operating activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

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

QUARTERLY RESULTS AND SEASONALITY

    The Company's sales and earnings are highly seasonal with the second and third fiscal quarters historically generating the highest sales and profits due to increased consumer demand during the Christmas, Valentine's Day and Easter holiday seasons. The Company's sales generally have been lowest during the fourth quarter, reflecting reduced demand for the Company's products during the summer months and resulting in an EBITDA loss in this period. In light of the seasonality of the Company's business, results for any interim period are not necessarily indicative of the results that may be realized for the full year. The Company's working capital requirements also fluctuate throughout the year based on the Company's inventories in anticipation of sales. Such inventory requirements generally are highest during the first four months of each fiscal year as the Company increases its raw material and other inventories to accommodate anticipated product sales for the Christmas, Valentine's Day and Easter holiday seasons.

    The following table summarizes the total net sales and EBITDA of the Company by quarter for fiscal 1997 and 1998.

                            FIRST      SECOND        THIRD      FOURTH      FIRST     SECOND      THIRD      FOURTH
                           QUARTER     QUARTER      QUARTER     QUARTER    QUARTER    QUARTER    QUARTER     QUARTER
                            ENDED       ENDED        ENDED       ENDED      ENDED      ENDED      ENDED       ENDED
                          NOV. 30,     MAR. 1,      MAY 31,    AUG. 30,   NOV. 29,   FEB. 28,    MAY 30,    AUG. 29,
                            1996       1997(1)      1997(1)      1997       1997       1998       1998        1998
                          ---------  -----------  -----------  ---------  ---------  ---------  ---------  -----------
                                                             (DOLLARS IN THOUSANDS)
Net sales...............  $  24,892   $  56,180    $  25,905   $  14,956  $  27,173  $  58,397  $  26,216   $  14,956
EBITDA..................      1,061      17,888        1,987      (4,068)     1,057     19,588      2,116      (3,797)

--------------------------

(1) Because of the timing of the 1997 Easter holiday season, management estimates that total net sales of $1.4 million and EBITDA of $0.6 million attributable to 1997 Easter sales were realized during the second quarter of fiscal 1997. If Easter had occurred later in calendar year 1997, some or all of such total net sales and EBITDA would have been realized in the third quarter of fiscal 1997, and therefore, would not have been included in the second quarter of fiscal 1997. See "Selected Financial Data."

IMPACT OF THE YEAR 2000 ISSUE

    The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    The Company has surveyed all of its electronic systems and is in the process of contacting suppliers and consultants to address year 2000 issues for the software and hardware used by the Company. The Company currently is in the process of upgrading and improving its internal computer systems, which work is expected to be completed by August 1999. Following the completion of this work, the Company's computer systems will be year 2000 compliant. The Company does not believe that the costs associated with making its computer systems year 2000 compliant will be material. However, if the Company's systems or the systems of other companies on whose services the Company depends or with whom the Company's systems interface are not year 2000 compliant, it could have a material adverse effect on the Company's results of operation and financial condition.

                        ITEM 8--FINANCIAL STATEMENTS AND
                               SUPPLEMENTARY DATA

    The audited financial statements of Archibald Candy Corporation are included in this report beginning at page F-1.

             ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURES

    During fiscal 1997 and fiscal 1998, there has been no change in the Company's accountants or any disagreement between the management of the Company and the Company's accountants on any matter of accounting principles or practices or financial statement disclosures.

                                    PART III
            ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The following table and summary below set forth certain information with respect to the directors and executive officers of the Company as of August 29, 1998.

NAME                                         AGE                           POSITION WITH THE COMPANY
---------------------------------------      ---      -------------------------------------------------------------------
Thomas H. Quinn........................          51   Chairman of the Board and Chief Executive Officer*
Ted A. Shepherd........................          39   President and Chief Operating Officer*
Donna M. Snopek........................          39   Vice President--Finance and Accounting and Secretary*
Alan W. Petrik.........................          45   Vice President--Business Systems
Caroline Kies..........................          37   Vice President--Specialty Division
Ricky L. Lelli.........................          46   Vice President--Manufacturing and Operations
John W. Jordan II......................          50   Director*
Adam E. Max............................          40   Director, Vice President, Assistant Treasurer and Assistant
                                                        Secretary*
Jeffrey Rosen..........................          49   Director*

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

    MR. SHEPHERD has served as President and Chief Operating Officer of the Company since 1996. Mr. Shepherd joined the Company in December 1993 as Vice President of the Specialty Division and was named Vice President of Sales and Marketing in 1995. Mr. Shepherd has over 16 years of general management, sales and marketing experience in the confectionery industry. Prior to joining the Company, Mr. Shepherd worked for 11 years at Mars, Incorporated and affiliated entities, where he held a variety of sales, marketing and general management positions.

    MS. SNOPEK has served as Vice President of Finance and Accounting of the Company since 1996 and as Secretary of the Company since 1995. Ms. Snopek joined the Company in 1993 as Controller. Ms. Snopek has over 18 years experience in various finance and accounting positions. Prior to joining the Company, Ms. Snopek worked for the NutraSweet Company, where she served as Planning and Analysis Director.

    MR. PETRIK has served as Vice President of Business Systems of the Company since 1997. Mr. Petrik has been with the Company for 18 years and has held various senior management positions with the Company, including Vice President of Manufacturing.

    MS. KIES has served as Vice President of the Specialty Division of the Company since joining the Company in July, 1998. Ms. Kies has over 15 years of experience in various sales and marketing positions. Prior to joining the Company, Ms. Kies worked for Mars, Incorporated where she served as National Sales Director of Convenience Stores.

    MR. LELLI has served as Vice President of Manufacturing and Operations of the Company since 1997. Mr. Lelli joined the Company in 1994 as Director of Manufacturing. Mr. Lelli has over 22 years of experience in the food processing industry. Prior to joining the Company, Mr. Lelli worked for five years at The Masterson Company, a confectionery company, where he served as Vice President of Manufacturing.

    MR. JORDAN has served as Director of the Company since its acquisition by Holdings in 1991. Mr. Jordan is a managing director of The Jordan Company LLC, a private merchant banking firm which he founded in 1982. Mr. Jordan is also a director of Jordan Industries, Inc., American Safety Razor Company, Carmike Cinemas, Inc., AmeriKing, Inc., Winning Ways, Inc., Motor and Gears, Inc., Rockshox, Inc. and Apparel Ventures, Inc., all of which are affiliates of TJC, as well as other privately-held companies.

    MR. MAX has served as Director of the Company since its acquisition by Holdings in 1991. Mr. Max is a managing director of The Jordan Company LLC, which he joined in 1986. Mr. Max is also a director of Rockshox, Inc.

    MR. ROSEN has served as a Director of the Company since 1997. Mr. Rosen is a partner in the law firm of O'Melveny & Meyers LLP, counsel for TCW Capital.

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

                           SUMMARY COMPENSATION TABLE

                                                                                                         LONG-TERM
                                                                                                        COMPENSATION
                                                                     ANNUAL COMPENSATION                   AWARDS
                                                           ----------------------------------------  ------------------
                                                                                     OTHER ANNUAL        SECURITIES
                                                                                     COMPENSATION        UNDERLYING
NAME AND PRINCIPAL POSITION                       YEAR     SALARY($)    BONUS($)         ($)              SARS (#)
----------------------------------------------  ---------  ----------  ----------  ----------------  ------------------
Thomas H. Quinn, .............................       1998          --          --     $   52,000(1)          --
Chairman of the Board and Chief Executive            1997          --          --         52,000(1)          --
  Officer                                            1996          --          --         52,000(1)          --

Ted A. Shepherd, .............................       1998  $  235,000  $  200,000             --             9.75(3)
President and Chief Operating                        1997     221,583     311,000             --               --
  Officer (2)                                        1996     200,163     101,491             --             7.00(3)

Donna M. Snopek, .............................       1998     121,167      67,500             --             1.00(3)
Vice President--Finance and Accounting and           1997     110,167     103,575             --               --
  Secretary (4)                                      1996      93,500      24,310             --             3.00(3)

------------------------

(1) Reflects a consulting fee the Company paid Mr. Quinn in each of fiscal 1998, 1997 and 1996 in lieu of salary. See "Certain Relationships and Related Transactions--Director's Consulting Fee and TCW Investors' Expense Reimbursement."

(2) Reflects positions held by Mr. Shepherd since March 1996.

(3) Reflects stock appreciation rights ("SARs") granted pursuant to Holdings' SAR Plan (as defined). Holdings subsequently has converted all of Mr. Shepherd's SARs into an equivalent number of shares of Holdings' Class A Common Stock.

(4) Reflects position currently held by Ms. Snopek. During fiscal 1996, Ms. Snopek served as Secretary and Vice President--Controller of the Company.

HOLDINGS' STOCK APPRECIATION RIGHTS PLAN

    The Fannie May Holdings, Inc. Stock Appreciation Rights Plan (the "SAR Plan") was adopted by the Board of Directors of Holdings in October, 1991 to afford selected employees of Holdings and its subsidiaries, including the Company, an opportunity to participate in the potential economic appreciation of Holdings' consolidated common stock equity value. A total of 52.75 SARs are authorized for grant under the SAR Plan representing the economic equivalent of
52.75 shares, or 5.0%, of Holdings Common Stock, on a fully diluted basis. As of August 29, 1998, 52.75 SARs were outstanding under the SAR Plan, with 40.75 SARs issued to current employees of the Company and the balance held by former employees.

    As of September 30, 1998, Holdings converted Mr. Shepherd's 19.75 SARs into the same number of shares of Holdings' Class A Common Stock. Therefore, as of September 30, 1998, 33 SARs were outstanding under the SAR Plan, with 21 SARs issued to current employees of the Company and the balance held by former employees. In addition, following the conversion of Mr. Shepherd's 19.75 SARs, the 52.75 SARs authorized for grant under the SAR Plan represent the economic equivalent of 52.75 shares, or 4.9%, of Holdings' Common Stock, on a fully diluted basis.

    The SAR Plan is administered under the direction of the Board of Directors of Holdings. The Board selects the employees to receive SARs and the number of SARs subject to each such grant and determines the exercise or vesting schedule for each SAR granted. Pursuant to the SAR Plan, each SAR entitles the holder to surrender all or a portion thereof to Holdings upon the occurrence of any Cash Out Event (as defined in the SAR Plan) for a payment in an amount based upon the value of one share of Holdings Common Stock, or a percentage thereof, determined with reference to the applicable Cash Out Event. In certain cases, all such payments may be deferred if Holdings is not permitted to pay the same by the governing debt documents. The SAR Plan generally defines a Cash Out Event to include (i) certain public offerings of Holdings Common Stock, (ii) any merger, combination, consolidation or similar transaction involving Holdings in which the holders of a majority of the outstanding Holdings' Common Stock immediately prior to such transaction are not the holders of a majority of the ordinary voting securities of the entity surviving such transaction, (iii) the sale of all or substantially all of the assets of Holdings or (iv) the sale of a majority of Holdings Common Stock. The SAR Plan provides that in the event the employment of any holder of an SAR terminates for (i) Cause (as defined in the SAR Plan) at any time or (ii) any other reason except death or disability within a prescribed period (the "Vesting Period") following the grant of the subject SAR, then all of such holder's rights in such SAR shall automatically terminate. The SAR Plan further provides that upon any termination of any SAR holder's employment following the Vesting Period, such holder's SARs shall be subject to repurchase by Holdings at the option of either Holdings or the holder. The price payable by Holdings in connection with any such repurchase is the amount allocable to such SAR by which the value of Holdings (determined by reference to certain book value and earnings measures established by the SAR Plan) exceeds the dollar amount of all debt and preferred stock obligations of Holdings. At Holdings' option, such repurchase amounts may be paid by a note payable over three years.

                           SAR GRANTS IN FISCAL 1998

    The following table sets forth certain information with respect to SARs granted by the Company to the Named Executives during fiscal 1998.

                                                            SAR GRANTS IN LAST FISCAL YEAR
                                         --------------------------------------------------------------------
                                                              % OF TOTAL SARS
                                         NUMBER OF SHARES       GRANTED TO         EXERCISE OR
                                          UNDERLYING SARS   EMPLOYEES IN FISCAL    BASE PRICE     EXPIRATION        GRANT DATE
NAME                                          GRANTED             YEAR(1)            ($/SH)         DATE(2)      PRESENT VALUE(3)
---------------------------------------  -----------------  -------------------  ---------------  -----------  ---------------------
Ted A. Shepherd........................           9.75                61.9%         $       0         --             $       0
Donna M. Snopek........................           1.00                 6.3%                 0         --                     0

------------------------

(1) A total of 15.75 SARs were granted to employees in fiscal 1998 pursuant to the SAR Plan.

(2) SARs issued pursuant to the SAR Plan have no expiration date. However, all or a part of an SAR is automatically terminated under certain circumstances in connection with an employee's termination of employment with the Company.

(3) Based on the formulation specified in the SAR agreements of the respective Named Executives. The actual value of an SAR is subject to and not determinable until the occurrence of either (a) a Cash Out Event (as defined in the SAR Plan) or (b) in certain circumstances, the call or put election of Holdings or the holder, respectively, following the termination of the holder's employment with the Company.

AGGREGATED SAR EXERCISES IN FISCAL YEAR 1998 AND 1998 FISCAL YEAR-END SAR VALUES

    The following table sets forth certain information with respect to SAR exercises by the Named Executives during fiscal 1998 and the number of shares of Holdings' Common Stock underlying SARs held by each of the Named Executives and the value of such Named Executives' exercisable and unexercisable SARs on August 29, 1998.

                                                                    NUMBER OF SECURITIES
                                                                         UNDERLYING
                                                                     UNEXERCISED SARS AT    VALUE OF UNEXERCISED IN-THE-
                                SHARES ACQUIRED                       FISCAL YEAR- END,    MONEY SARS AT FISCAL YEAR- END,
                                  ON EXERCISE     VALUE REALIZED        EXERCISABLE/          EXERCISABLE/UNEXERCISABLE
NAME                                (#)(1)              ($)           UNEXERCISABLE (#)                (#)(2)
------------------------------  ---------------  -----------------  ---------------------  -------------------------------
Ted A. Shepherd...............            --                --              0/19.75                   $    0/$0
Donna M. Snopek...............            --                --              0/ 4.00                        0/ 0

------------------------

(1) No SARs were exercised during fiscal 1998.

(2) Based on the formulation specified in the SAR agreements of the respective Named Executives. The actual value of an SAR is subject to and not determinable until the occurrence of either (a) a Cash Out Event or (b) in certain circumstances, the call or put election of Holdings or the holder, respectively, following the termination of the holder's employment with the Company.

HOLDINGS' 1998 STOCK BONUS PLAN

    The Fannie May Holdings, Inc. 1998 Stock Bonus Plan (the "1998 Stock Bonus Plan") was adopted by the Board of Directors of Holdings in August 1998 to promote the long-term success of Holdings and its subsidiaries by strengthening Holdings' ability to attract and retain highly competent management employees and to provide a means to encourage stock ownership and proprietary interests in Holdings. The 1998 Stock Bonus Plan provides for the issuance of the right to acquire shares of Holdings' Class A Common Stock to those management employees who can significantly enhance the long-term performance of Holdings and its subsidiaries and is intended to provide, in combination with other forms of compensation and benefits, a total compensation program which is competitive with the reward programs of other similar enterprises in the confectionery industry. No more than 33 shares of Holdings' Class A Common Stock may be issued under the 1998 Stock Bonus Plan. The 1998 Stock Bonus Plan terminates on July 1, 2008. Holdings has issued 19.75 shares in aggregate of Holdings' Class A Common Stock pursuant to the 1998 Stock Bonus Plan.

    The 1998 Stock Bonus Plan is administered under the direction of the Board of Directors of Holdings. The Board determines the management employees to receive shares of Holdings' Class A Common Stock under the 1998 Stock Bonus Plan, the number of shares to be granted, the consideration, if any, to be paid for such shares and the other terms and conditions of any such issuances. Holdings has issued 19.75 shares of Holdings' Class A Common Stock to Mr. Shepherd pursuant to the 1998 Stock Bonus Plan as consideration for the cancellation of Mr. Shepherd's 19.75 SARs.

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

               ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

    Holdings owns all of the Company's issued and outstanding capital stock. The following table sets forth certain information with respect to the beneficial ownership of the equity securities of Holdings as of August 29, 1998 by (i) each person who is known by the Company to beneficially own more than 5% of the outstanding shares of any class of Holdings' voting securities; (ii) each of the directors and Named Executives of the Company and Holdings who own shares of Holdings' equity securities; and (iii) all directors and executive officers of the Company and Holdings, as a group, who own shares of Holdings' equity securities.

                                                                                                   PERCENTAGE OF ALL
                                                                   NUMBER OF     PERCENTAGE OF    OUTSTANDING VOTING
NAME (1)                                     TITLE OF CLASS (2)      SHARES          CLASS           COMMON STOCK
------------------------------------------  --------------------  ------------  ---------------  ---------------------
TCW Capital (3)...........................        Class A Common    339.741000          48.9%               34.0%
Jordan Industries, Inc. (4)...............        Class A Common    151.128000          21.7                15.1
JZ Equity Partners PLC (5)................        Class A Common    100.752000          14.5                10.1
WCT Investment Pte Ltd. (6)...............        Class A Common     82.573000          11.9                 8.3
Mezzanine Capital (7).....................        Class A Common     21.069000           3.0                 2.1
Leucadia Investors, Inc. (8)..............        Class C Common     65.788625          22.3                 6.6
John W. Jordan II (9).....................        Class A Common    151.128000          21.7                15.1
                                                  Class C Common     43.945960          14.9                 4.4
Thomas H. Quinn (10)......................        Class A Common    151.128000          21.7                15.1
                                                  Class C Common     31.582500          10.7                 3.2
Adam E. Max (11)..........................        Class C Common     26.315450           8.9                 2.6
TCW Special Placements
  Fund III (7)............................        Class D Common     10.000000         100.0                 1.0
All directors and executive officers of
  Holdings as a group(9)(10)..............        Class A Common       151.128          21.7                15.1
                                                  Class C Common     101.84296          34.5                10.2

------------------------

 (1) For purposes herein, (a) the term "TCW Investors" consists of the following: TCW Capital, WCT Investment Pte Ltd., Mezzanine Capital and TCW Special Placements Fund III; and (b) the term "TJC Investors" includes, among others, the following: Jordan Industries, Inc., Leucadia Investors, Inc., JZ Equity Partners PLC, John W. Jordan II, Thomas H. Quinn and Adam E. Max.

 (2) As of August 29, 1998, there were outstanding (i) 695.263 shares of Holdings' Class A Common Stock, (ii) no shares of Holdings' Class B Common Stock, (iii) 294.737 of Holdings' Class C Common Stock and (iv) 10 shares of Holdings' Class D Common Stock, aggregating to 1,000 outstanding shares of Holdings' Common Stock. Holdings' Class B Common Stock is non-voting (except as provided by law and in certain other limited circumstances). As of September 30, 1998, Holdings issued 19.75 shares of Holdings' Class A Common Stock to Mr. Shepherd in consideration of the cancellation of his 19.75 SARs. Such issuance was made pursuant to Holdings' 1998 Stock Bonus Plan (as defined). Each of the other classes of Holdings' Common Stock has one vote per share for the election of directors and all other corporate matters, except as follows: (i) the holders of Holdings' Class C Common Stock, as a class, subject to the rights of holders of Holdings' Senior Preferred Stock and Class D Common Stock described below, may elect a director who is entitled to exercise 51% of the voting power of the Board of Directors of Holdings; (ii) upon the occurrence of certain triggering events (including a failure by Holdings to redeem its Junior Class A PIK Preferred Stock on November 1, 2001), the holders of Holdings' Class D Common Stock, voting separately as a class, have the right to elect an additional director and such director shall have 51% of the voting power of the Board of Directors of Holdings (unless, due to a failure by Holdings to make a dividend payment or a mandatory redemption payment with respect to its Senior Preferred Stock (whether or not such payment is legally permissible), the holders of Holdings' Senior Preferred Stock have elected a director who is entitled to exercise 51% of the voting power of the Board of Directors of Holdings); and (iii) certain events, such as amendments to Holdings' certificate of incorporation or by-laws which adversely affect the rights of holders and certain merger and consolidation transactions, require the approval of a majority of holders of each class voting separately as a class. No event has occurred which would give either the holders of Holdings' Class D Common Stock or Holdings' Senior Preferred Stock the right to elect a director who is entitled to exercise 51% of the voting power of the Board of Directors of Holdings. In addition, all holders of Holdings' Common Stock are parties to the Shareholders Agreement (as defined). See "Certain Relationships and Related Transactions-Shareholders Agreement." As of August 29, 1998, there also were outstanding (A) 1,155.043795 shares of Holdings' Senior Preferred Stock, all of which is owned by former owners of the Company through the Denton Thorne Trust A, the Denton Thorne Trust B and the Denton Thorne Trust C, (B)
    411.5785 shares of Holdings' Junior Class A PIK Preferred Stock, approximately 36% of which is owned by TJC Investors and approximately 64% of which is owned by TCW Investors, and (C) 41.1578 shares of Holdings' Junior Class B PIK Preferred Stock, approximately 80% of which is owned by TJC Investors. On August 31, 1998, Holdings issued 28.8760949 shares of its Senior Preferred Stock in partial satisfaction of the dividend payable on Holdings' Senior Preferred Stock on such date and paid a cash dividend to satisfy the remainder of such dividend. Holdings' certificate of incorporation provides that in the event that Holdings fails to (i) pay on any dividend payment date the full amount of dividends then accrued and unpaid on the Senior Preferred Stock or (ii) redeem all shares of Holdings' Senior Preferred Stock then outstanding on the dividend payment date occurring in 2001, the Board of Directors of Holdings shall automatically be increased by one director and the holders of Holdings' Senior Preferred Stock shall have the right to elect an individual to fill such newly created directorship. The director elected by the holders of Holdings' Senior Preferred Stock would have 51% of the total voting power of the Board of Directors of Holdings.

 (3) The Class A Common Stock indicated as owned by TCW Capital is actually held as follows: (i) 311.408 shares are held in the name of TCW Special Placements Fund III; (ii) 23.74 shares are held in the name of TCW Capital, as Investment Manager pursuant to an Investment Management Agreement dated as of April 18, 1990; and (iii) 4.593 shares are held in the name of TCW Capital, as Investment Management pursuant to an Investment Management Agreement dated as of June 19, 1989. As of August 29, 1998, TCW Investors owned 45.3% of the outstanding voting Holdings' Common Stock. As of August 29, 1998, TCW Investors also owned approximately 64% of Holdings' Junior Class A PIK Preferred Stock. The principal address of TCW Capital is c/o Trust Company of the West, Representative Office, 200 Park Avenue, Suite 2200, New York, New York 10166.

 (4) As of August 29, 1998, Jordan Industries, Inc. and other TJC Investors also owned approximately 36% of Holdings' Junior Class A PIK Preferred Stock. The principal address of Jordan Industries, Inc. is Arbor Lake Center, 1751 Lake Cook Road, Suite 550, Deerfield, Illinois 60015. Mr. Jordan is Chairman of the Board and Chief Executive Officer of Jordan Industries, Inc. Mr. Quinn is President, Chief Operating Officer and a Director of Jordan Industries, Inc.

 (5) As of August 29, 1998, JZ Equity Partners PLC Limited (formerly known as MCIT (Existing Pool) Limited) also owned 63.5007 shares of Holdings' Junior Class A PIK Preferred Stock. The principal address of JZ Equity Partners PLC Limited is c/o The Jordan Company, 767 Fifth Avenue, New York, New York 10153.

 (6) As of August 29, 1998, WCT Investment Pte Ltd. also owned 50.4744 shares of Holdings' Junior Class A PIK Preferred Stock. In connection with its acquisition in 1992 from certain affiliates of TCW Capital of shares of Holdings' Class A Common Stock and Junior Class A PIK Preferred Stock, WCT Investment Pte Ltd. granted an irrevocable proxy to TCW Special Placements Fund III for the purpose of approving or consenting to certain actions by Holdings. The principal address of WCT

    Investment Pte Ltd. is c/o Government of Singapore Investment Corporation, 255 Shoreline Drive, Suite 600, Redwood City, California 94065.

 (7) Mezzanine Capital is affiliated with TCW Capital. As of August 29, 1998, Mezzanine Capital also owned 13.3686 shares of Holdings' Junior Class A PIK Preferred Stock. The principal address for each of Mezzanine Capital and TCW Special Placements Fund III is c/o TCW Special Placements Fund III, 865 S. Figueroa St., Suite 1800, Los Angeles, California 90017.

 (8) As of August 29, 1998, Leucadia Investors, Inc. also owned 11.1125 shares of Holdings' Junior Class B PIK Preferred Stock. The principal address of Leucadia Investors, Inc. is 315 Park Avenue South, New York, New York 10010.

 (9) Information presented includes 151.128 shares of Holdings' Class A Common Stock held by Jordan Industries, Inc. (Mr. Jordan is Chairman of the Board and Chief Executive Officer of Jordan Industries, Inc.) and 43.94596 shares of Holdings' Class C Common Stock held by The John W. Jordan II Revocable Trust, of which Mr. Jordan is trustee. Mr. Jordan's address is c/o The Jordan Company LLC, 767 Fifth Avenue, New York, New York 10153.

(10) Information presented includes 151.128 shares of Holdings' Class A Common Stock held by Jordan Industries, Inc. (Mr. Quinn is the President, Chief Operating Officer and a director of Jordan Industries, Inc.). Mr. Quinn's address is c/o Archibald Candy Corporation, 1137 West Jackson Boulevard, Chicago, Illinois 60607.

(11) As of August 29, 1998, Mr. Max also owned 4.4451 shares of Holdings' Junior Class B PIK Preferred Stock. The address of Mr. Max is c/o The Jordan Company LLC, 767 Fifth Avenue, New York, New York 10153.

            ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT CONSULTING AGREEMENT

    On July 2, 1997 Holdings entered into a five year Management Consulting Agreement with TJC Management Corp. (the "Management Consulting Agreement"), pursuant to which TJC Management Corp. or its designee will receive a fixed fee for management, consulting and similar services in the amount of $364,000 per annum plus any out-of-pocket expenses and additional fees for any investment banking services rendered. The Company believes that the terms of the Management Consulting Agreement are comparable to the terms that it would obtain from disinterested third parties for comparable services.

TAX SHARING AND MANAGEMENT AGREEMENT

    On July 2, 1997, Holdings and the Company entered into a Tax Sharing and Management Consulting Agreement (the "Tax Sharing and Management Agreement"), pursuant to which the Company agreed to pay or distribute to Holdings (i) so long as Holdings files consolidated income tax returns that include the Company, payments for the Company's share of income taxes, assuming the Company is a stand-alone entity and without giving effect to any consolidated net operating loss carry forwards of Holdings accumulated through August 29, 1998; (ii) an annual fee of $412,000 for management, consulting, investment banking and similar services, plus an amount equal to the expenses incurred by Holdings in connection with the performance of such services; (iii) investment banking fees incurred by Holdings on behalf of the Company with TJC Management Corp. in connection with (a) any future recapitalizations, acquisitions or any similar transaction, which fee shall not exceed 2% of the transaction value, and (b) any financing transactions, which fee shall not exceed 1% of the transaction value;
(iv) amounts sufficient for Holdings to pay fees, expenses and indemnities to directors of Holdings in accordance with its bylaws and indemnification agreements; and (v) payments to or on behalf of Holdings in respect of franchise or similar taxes and governmental charges incurred by it relating to the business, operations or finances of the Company. The Company believes that the terms of the management services provided under the Tax Sharing and Management Agreement are comparable to the terms that it would obtain from disinterested third parties for comparable services. In fiscal 1998, the Company paid Holdings
(a) $1,628,000 as the Company's share of income taxes and (b) $412,000 in management consulting fees pursuant to the Tax Sharing and Management Agreement.

PREFERRED STOCK

    As of August 29, 1998, the TCW Investors owned approximately 64% of the Class A Preferred Stock and the TJC Investors owned approximately 36% of the Class A Preferred Stock and approximately 80% of the Class B Preferred Stock, all of which is subject to redemption.

DIRECTOR'S CONSULTING FEE AND TCW INVESTORS' EXPENSE REIMBURSEMENT

    In each of fiscal 1996, 1997 and 1998, the Company paid Mr. Quinn a consulting fee equal to $52,000 in lieu of a salary in exchange for services rendered to the Company. Mr. Quinn consulted with the Company with respect to its financial and business affairs, its relationships with its lenders and stockholders, and the operation and expansion of its business. Such fee is expected to continue in the future and is subject to reasonable increases. Pursuant to the Tax Sharing and Management Agreement, certain affiliates of the TCW Investors who are members of the Board of Directors will receive $48,000 in the aggregate per year as reimbursement of expenses incurred in performing financial and management consulting services for the Company. See "--Tax Sharing and Management Agreement."

SHAREHOLDERS AGREEMENT

    In connection with the formation of Holdings and its acquisition of the Company in 1991, TJC Investors and TCW Investors and the other initial investors entered into an agreement (as amended by the First Amendment thereto dated as of July 2, 1997, the "Shareholders Agreement"), which contains certain provisions relating to the governance of the Company and Holdings and restrictions on, and rights in the event of, the transfer of Holdings' Common Stock. Among other things, the Shareholders Agreement provides that, subject to certain limited exceptions, (i) the composition of the Board of Directors of Holdings and the Company shall be identical and (ii) the number of directors of Holdings and the Company shall be five, with the TJC Investors nominating three directors and the TCW Investors nominating two directors. The Shareholders Agreement also provides that upon the occurrence of certain triggering events (unless the TCW Investors as holders of Holdings' Class D Common Stock have already elected a director with 51% of the voting power of the Board of Directors of Holdings), Holdings shall not, without the approval of 60% of the outstanding Holdings' Common Stock (other than Holdings' Class B Common Stock), (a) enter into any transaction of merger, consolidation or amalgamation, or liquidate, wind up or dissolve itself,
(b) convey, sell, lease, transfer or otherwise dispose of in a transaction or related series of transactions 25% or more of the property, business or assets of Holdings and its subsidiaries, (c) acquire by purchase or otherwise the business or any assets of, or stock or other evidences of beneficial ownership of, any person with a purchase price in excess of 20% of the then net worth of Holdings and its subsidiaries or (d) issue certain equity securities or redeem equity shares. The Shareholders Agreement further provides that without the approval of a director nominated by the TCW Investors, neither Holdings nor any of its subsidiaries shall (a) make any amendment to Holdings' certificate of incorporation or by-laws or (b) enter into any transaction with any affiliate, except for transactions entered into in the ordinary course of business in good faith and on fair and reasonable terms no less favorable to Holdings than Holdings would be able to obtain in a comparable arm's-length transaction with an unrelated third party. In addition, the Shareholders Agreement restricts the transfer of Holdings' Common Stock by providing, in part, that any subsequent holder of Holdings' Common Stock must agree to be bound by all the provisions of the Shareholders Agreement. In the event of a transfer of Holdings' Common Stock other than to a permitted transferee, the Shareholders Agreement provides each other holder of Holdings Common Stock with certain tag-along rights and preemptive rights.

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

ISSUANCE OF HOLDINGS' CLASS A COMMON STOCK TO COMPANY MANAGEMENT

    Pursuant to the 1998 Stock Bonus Plan, Holdings issued to Mr. Shepherd, as of September 30, 1998, 19.75 shares of Holdings' Class A Common Stock in consideration for the cancellation of Mr. Shepherd's 19.75 SARs. The terms and conditions of Mr. Shepherd's ownership of such shares are set forth in the Executive Subscription Agreement dated as of September 30, 1998 between Mr. Shepherd and Holdings (the "Shepherd Subscription Agreement"). Pursuant to the Shepherd Subscription Agreement, Mr. Shepherd has agreed to be bound by the terms and conditions of the Shareholders Agreement to the same extent as if named a "Shareholder" or "Holder" thereunder.

                                    PART IV
   ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K.

    1.  Report of Independent Auditors

       Balance Sheets as of August 30, 1997 and August 29, 1998.
       Statements of Operations for the years ended August 31, 1996, August 30, 1997 and August 29, 1998.

       Statement of Changes in Shareholder's Equity (Deficit) for the years ended August 31, 1996, August 30, 1997 and August 29, 1998.

       Statements of Cash Flows for the years ended August 31, 1996, August 30, 1997 and August 29, 1998.

       Notes to Financial Statements.

    2.  Other Financial Information. None.

    3. The exhibits listed in the following "Index to Exhibits" are filed with this Form 10-K or incorporated by reference as set forth below.

(b) The following reports on Form 8-K were filed during the fiscal quarter ended August 29, 1998.
    None.

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

  3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File
         Nos. 333- 33751))

  4.1 Form of the Company's 10 1/4% Senior Secured Notes due 2004 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File Nos. 333-33751)

  4.2  Indenture dated as of July 2, 1997 between the Company and the Trustee
         (incorporated by reference to Exhibit 4.4 to the Company's Registration
         Statement on Form S-1 (File Nos. 333-33751))

  4.3 Pledge and Security Agreement dated as of July 2, 1997 between the Company and the Trustee (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-1 (File Nos. 333-33751))

EXHIBIT
NUMBER DESCRIPTION OF EXHIBIT
------ --------------------------------------------------------------------------
  4.4  Intellectual Property Security Agreement dated as of July 2, 1997 between the Company and the Trustee (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-1 (File Nos. 333-33751))

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

EXHIBIT
NUMBER DESCRIPTION OF EXHIBIT
------ --------------------------------------------------------------------------
 10.6  Supply Agreement dated February 11, 1997 between the Company and Nestle
         Food Company (incorporated by reference to Exhibit 10.6 to the Company's
         Registration Statement on Form S-1 (File Nos. 333-33751))

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

 10.11 Fannie May Holdings, Inc. 1998 Stock Bonus Plan

 10.12 Executive Subscription Agreement dated as of September 30, 1998 between
         Holdings and Ted A. Shepherd

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

 27.1  Financial Data Schedule

                         INDEX TO FINANCIAL STATEMENTS

ARCHIBALD CANDY CORPORATION

  Report of Independent Auditors...........................................................................     F-2

  Balance Sheets as of August 30, 1997 and August 29, 1998.................................................     F-3

  Statements of Operations for the years ended August 31, 1996, August 30, 1997, and August 29, 1998.......     F-4

  Statement of Changes in Shareholder's Equity (Deficit) for the years ended August 31, 1996, August 30,
    1997, and August 29, 1998..............................................................................     F-5

  Statements of Cash Flows for the years ended August 31, 1996, August 30, 1997, and August 29, 1998.......     F-6

  Notes to Financial Statements............................................................................     F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Archibald Candy Corporation

    We have audited the accompanying balance sheets of Archibald Candy Corporation as of August 30, 1997 and August 29, 1998 and the related statements of operations, shareholder's equity (deficit), and cash flows for the fiscal years ended August 31, 1996, August 30, 1997, and August 29, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the 1996, 1997 and 1998 financial statements referred to above present fairly, in all material respects, the financial position of Archibald Candy Corporation as of August 30, 1997 and August 29, 1998, and the results of its operations and its cash flows for the fiscal years ended August 31, 1996, August 30, 1997, and August 29, 1998, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

October 16, 1998
Chicago, Illinois

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)
                                 BALANCE SHEETS
                   AS OF AUGUST 30, 1997 AND AUGUST 29, 1998

                                                        1997          1998
                                                    ------------  ------------
                                                    (DOLLARS IN THOUSANDS)
                                    ASSETS

Current assets:
  Cash and cash equivalents.......................  $     15,801  $     13,081
  Accounts receivable, net........................           576         1,380
  Inventories.....................................        18,965        24,602
  Prepaid expenses and other current assets.......           267           306
                                                    ------------  ------------
Total current assets..............................        35,609        39,369
Due from affiliate................................           825       --
Property, plant, and equipment....................        20,330        20,927
Goodwill, less accumulated amortization of $6,310
  ($5,376 in 1997)................................        31,960        31,161
Noncompete agreements and other intangibles, less
  accumulated amortization of $108 ($90 in
  1997)...........................................           127           109
Deferred financing fees, less accumulated
  amortization of $789 ($108 in 1997).............         4,166         3,698
Other assets......................................         2,643         2,825
                                                    ------------  ------------
      Total assets................................  $     95,660  $     98,089
                                                    ------------  ------------
                                                    ------------  ------------

                LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current liabilities:
  Accounts payable................................  $      4,769  $      4,728
  Accrued liabilities.............................         4,964         4,956
  Payroll and related liabilities.................         2,025         2,600
  Current portion of long-term debt and capital
    lease obligations.............................           376            97
                                                    ------------  ------------
Total current liabilities.........................        12,134        12,381
Due to affiliate..................................       --                604
Long-term debt, less current portion..............       100,000       100,000
Capital lease obligations, less current portion...           145            48
Shareholder's equity (deficit):
  Common stock, $0.01 par value:
    Authorized--25,000 shares.....................
    Issued and outstanding--19,200 shares.........       --            --
  Additional paid-in capital......................        18,700        18,700
  Accumulated deficit.............................       (35,319)      (33,644)
                                                    ------------  ------------
Total shareholder's equity (deficit)..............       (16,619)      (14,944)
                                                    ------------  ------------
Total liabilities and shareholder's equity
  (deficit).......................................  $     95,660  $     98,089
                                                    ------------  ------------
                                                    ------------  ------------

                            See accompanying notes.

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

                            STATEMENTS OF OPERATIONS

       YEARS ENDED AUGUST 31, 1996, AUGUST 30, 1997, AND AUGUST 29, 1998

                                                                                  1996        1997        1998
                                                                               ----------  ----------  ----------
                                                                                     (DOLLARS IN THOUSANDS)
Net sales....................................................................  $  117,348  $  121,933  $  126,742
Cost of sales, excluding depreciation and amortization.......................      41,010      42,284      43,978
Selling, general, and administrative expenses, excluding depreciation and
  amortization...............................................................      61,120      62,442      63,478
Depreciation and amortization expense........................................       5,135       4,319       4,600
Amortization of goodwill and other intangibles...............................       1,672       1,613       1,633
Management fees and other fees...............................................         466         474         514
                                                                               ----------  ----------  ----------
Operating income.............................................................       7,945      10,801      12,539
Other (income) and expense:
  Interest expense...........................................................       9,455       9,235      10,346
  Interest and other income and expense......................................        (444)       (411)     (1,386)
                                                                               ----------  ----------  ----------
Income (loss) before income taxes and extraordinary item.....................      (1,066)      1,977       3,579
Provision for income taxes...................................................         349         250         276
                                                                               ----------  ----------  ----------
Income (loss) before extraordinary item......................................      (1,415)      1,727       3,303
Extraordinary item--Loss from early extinguishment of debt...................      --           2,898      --
                                                                               ----------  ----------  ----------
Net Income (loss)............................................................  $   (1,415) $   (1,171) $    3,303
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                            See accompanying notes.

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

             STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (DEFICIT)

                                                           COMMON STOCK                                       TOTAL
                                                     ------------------------  ADDITIONAL                 SHAREHOLDER'S
                                                      NUMBER OF                  PAID-IN    ACCUMULATED      EQUITY
                                                       SHARES       AMOUNT       CAPITAL      DEFICIT       (DEFICIT)
                                                     -----------  -----------  -----------  ------------  -------------
                                                                           (DOLLARS IN THOUSANDS)
Balance at August 26, 1995.........................      19,200    $  --        $  18,700    $  (32,733)   $   (14,033)
Net loss...........................................      --           --           --            (1,415)        (1,415)
                                                     -----------  -----------  -----------  ------------  -------------
Balance at August 31, 1996.........................      19,200       --           18,700       (34,148)       (15,448)
Net loss...........................................      --           --           --            (1,171)        (1,171)
                                                     -----------  -----------  -----------  ------------  -------------
Balance at August 30, 1997.........................      19,200       --           18,700       (35,319)       (16,619)
Net Income.........................................      --           --           --             3,303          3,303
Distribution under tax-sharing agreement...........      --           --           --            (1,628)        (1,628)
                                                     -----------  -----------  -----------  ------------  -------------
Balance at August 29, 1998.........................      19,200    $  --        $  18,700    $  (33,644)   $   (14,944)
                                                     -----------  -----------  -----------  ------------  -------------
                                                     -----------  -----------  -----------  ------------  -------------

                            See accompanying notes.

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

                            STATEMENTS OF CASH FLOWS
       YEARS ENDED AUGUST 31, 1996, AUGUST 30, 1997, AND AUGUST 29, 1998

                                                                                    1996       1997        1998
                                                                                 ----------  ---------  ----------
                                                                                      (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)..............................................................  $   (1,415)    (1,171) $    3,303
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization................................................       6,807      5,932       6,233
  Net gain on disposal of property, plant, and equipment.......................        (441)    --          --
  Write-off of deferred financing fees.........................................      --          1,148      --
  Changes in operating assets and liabilities:
    Accounts receivable, net...................................................         355       (247)       (804)
    Due from affiliate.........................................................        (543)      (282)      1,429
    Inventories................................................................        (273)      (327)     (5,637)
    Prepaid expenses and other current assets..................................         210        361         (39)
    Other assets...............................................................        (468)      (194)       (805)
    Accounts payable and accrued liabilities...................................        (115)    (1,301)        526
                                                                                 ----------  ---------  ----------
Net cash provided by operating activities......................................       4,117      3,919       4,206

INVESTING ACTIVITIES
Purchase of property, plant, and equipment.....................................      (2,280)    (3,688)     (4,574)
Acquisition....................................................................                               (135)
Proceeds from sale of property, plant, and equipment...........................       1,159     --          --
                                                                                 ----------  ---------  ----------
Net cash used in investing activities..........................................      (1,121)    (3,688)     (4,709)

FINANCING ACTIVITIES
Proceeds from long-term debt...................................................      --        100,000      --
Net decrease in revolving line of credit.......................................      (1,900)    (9,100)     --
Repayments of long-term debt...................................................        (900)   (71,086)     --
Payments of capital lease obligations..........................................        (269)      (350)       (376)
Costs related to loan agreement................................................         (29)    (4,274)       (213)
Distribution under tax-sharing agreement.......................................                             (1,628)
                                                                                 ----------  ---------  ----------
Net cash provided by (used in) financing activities............................      (3,098)    15,190      (2,217)
                                                                                 ----------  ---------  ----------
Net increase (decrease) in cash and cash equivalents...........................        (102)    15,421      (2,720)
Cash and cash equivalents at beginning of year.................................         482        380      15,801
                                                                                 ----------  ---------  ----------
Cash and cash equivalents at end of year.......................................  $      380  $  15,801  $   13,081
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Acquisition of equipment under capital lease agreements........................  $      214  $  --      $   --
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------

SUPPLEMENTAL SCHEDULE OF CASH TRANSACTIONS
Interest paid..................................................................  $   10,631  $   9,130  $   10,261
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------

                            See accompanying notes.

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

                         NOTES TO FINANCIAL STATEMENTS

                                AUGUST 29, 1998
                             (DOLLARS IN THOUSANDS)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    The Company is a manufacturer and a retailer of boxed chocolates and other confectionery items. The Company sells its Fannie May and Fanny Farmer candies in over 300 Company-operated stores and approximately 6,000 third-party retail outlets as well as through quantity order, mail order and fundraising programs primarily in the Midwestern and Eastern United States.

    In 1995, the Company changed its fiscal year-end to the last Saturday in August from the last day in August. The fiscal year ended August 31, 1996, had 53 weeks while the fiscal years ended August 30, 1997, and August 29, 1998 had 52 weeks.

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

INCOME TAXES

    Income taxes are accounted for using the liability method. Under this method, a current tax asset or liability is recognized for the estimated taxes payable or refundable on tax returns for the current year, and deferred tax assets or liabilities are recognized for the estimated future tax effects attributable to

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) temporary differences and carryforwards using the enacted rates and laws that will be in effect when the differences are expected to reverse.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ADVERTISING COSTS

    The Company expenses advertising costs as incurred, except for the costs associated with the development of print advertising which are deferred and expensed upon first showing. Advertising expense was $2,733, $2,853, and $3,051 for 1996, 1997, and 1998, respectively. At August 30, 1997 and August 29, 1998, the Company had $240 and $459 respectively, of print advertising costs which are included in prepaids and other current assets in the accompanying balance sheets.

RECLASSIFICATIONS

    Certain amounts in the 1996 and 1997 financial statements have been reclassified to conform with the 1998 presentation.

3.  INVENTORIES

    Inventories at August 30, 1997 and August 29, 1998 are comprised of the following:

                                                                            1997       1998
                                                                          ---------  ---------
Raw materials...........................................................  $   7,688  $  10,110
Work in process.........................................................        218        237
Finished goods..........................................................     11,059     14,255
                                                                          ---------  ---------
                                                                          $  18,965  $  24,602
                                                                          ---------  ---------
                                                                          ---------  ---------

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.  PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment at August 30, 1997 and August 29, 1998 are comprised of the following:

                                                                           1997        1998
                                                                        ----------  ----------
Land..................................................................  $    3,539  $    3,539
Machinery and equipment...............................................      15,324      17,135
Buildings and improvements............................................      15,974      17,000
Furniture and fixtures................................................       2,531       2,741
Leasehold improvements................................................      11,659      13,186
                                                                        ----------  ----------
                                                                            49,027      53,601
Less: Accumulated depreciation........................................     (28,697)    (32,674)
                                                                        ----------  ----------
                                                                        $   20,330  $   20,927
                                                                        ----------  ----------
                                                                        ----------  ----------

5.  BENEFIT PLANS

    The Company maintains noncontributory pension plans for substantially all employees. The Company intends to fund pension costs in amounts not less than amounts required by the Employee Retirement Income Security Act of 1974.

    The net periodic pension cost recognized as expense for the years ended August 31, 1996, August 30, 1997, and August 29, 1998, consists of the following:

                                                                      1996       1997       1998
                                                                    ---------  ---------  ---------
Service cost......................................................  $     350  $     370  $     369
Interest cost.....................................................        379        389        396
Return on plan assets.............................................       (710)    (1,700)       114
Other.............................................................        267      1,248       (747)
                                                                    ---------  ---------  ---------
                                                                    $     286  $     307  $     132
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.  BENEFIT PLANS (CONTINUED)
    The following table sets forth the Plans' funded status and amounts recognized in the Company's consolidated balance sheets at August 30, 1997 and August 29, 1998:

                                                                               1997       1998
                                                                             ---------  ---------
Actuarial present value of:
  Accumulated benefit obligations:
    Vested.................................................................  $   3,677  $   4,675
    Nonvested..............................................................        739        885
                                                                             ---------  ---------
                                                                                 4,416      5,560
  Present value of future compensation.....................................        555        727
                                                                             ---------  ---------
                                                                                 4,971      6,287

Assets relating to such benefits:
  Market value of funded assets, primarily invested in money market and
    equity securities......................................................      6,980      6,420
                                                                             ---------  ---------
    Overfunded projected benefit obligation................................      2,009        133
    Unrecognized (gain) loss...............................................       (963)       781
                                                                             ---------  ---------
    Pension asset recorded as a long-term asset............................  $   1,046  $     914
                                                                             ---------  ---------
                                                                             ---------  ---------

    The assumptions used in determining the present value of benefits were:

                                                                                    1997       1998
                                                                                  ---------  ---------
Discount rate...................................................................        8.0%       7.0%
Expected rate of return on assets...............................................        8.0        8.0
Rate of increase in compensation................................................        4.0        4.0

    The Company also maintains 401(k) and profit-sharing trust plans for substantially all employees. Effective January 1, 1994, the Company amended the Plan to include the 401(k) deferral option for the employees. The Company allows full-time, regular employees to elect to participate in the 401(k) portion of the plans upon hire or upon the next entry date of March 1 or September 1 upon the attainment of age 21. Employees can also become participants in the profit-sharing portion of the plans on March 1 or September 1 upon the attainment of the age of 21 and the completion of one year and at least 1,000 hours of service. Employees may contribute 1% to 15% of their compensation. The Company contributes to the Plans a discretionary amount as approved by the Board of Directors. In 1996, 1997, and 1998 the total Company expense related to the Plans was $75 annually.

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.  LEASES

    The Company leases the majority of its retail stores under operating leases. Rent expense, for the years ended August 31, 1996, August 30, 1997, and August 29, 1998, consisted of the following:

                                                                     1996       1997       1998
                                                                   ---------  ---------  ---------
Fixed minimum....................................................  $   8,390  $   7,867  $   7,746
Rent based on percentage of sales................................        523        672        548
                                                                   ---------  ---------  ---------
                                                                   $   8,913  $   8,539  $   8,294
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    During 1996, the Company entered into capital leases for machinery and equipment of $214.

    Future minimum lease payments required under the noncancellable leases having lease terms in excess of one year at August 29, 1998, are as follows:

                                                                            OPERATING     CAPITAL
                                                                           -----------  -----------
1999.....................................................................   $   5,989    $     107
2000.....................................................................       4,295           33
2001.....................................................................       2,964           21
2002.....................................................................       2,091       --
2003.....................................................................       1,294       --
Thereafter...............................................................       1,582       --
                                                                           -----------       -----
                                                                               18,215          161
Interest.................................................................      --              (16)
                                                                           -----------       -----
                                                                            $  18,215    $     145
                                                                           -----------       -----
                                                                           -----------       -----

7.  DEBT

    Debt at August 30, 1997 and August 29, 1998, is comprised of $100 million of Senior Secured Notes.

    On July 2, 1997, the Company sold $100 million in face amount of Senior Secured notes through a private offering and retired its existing debt (except capital leases) and related accrued interest. As a result of this refinancing, the Company recognized an extraordinary charge of $2,898 related to deferred financing fees and prepayment penalties for the original credit agreements.

    A portion of the original credit agreements were held by affiliates of The Jordan Company (TJC) and affiliates of TCW Capital (Note 9). The 1997 prepayment penalty of $1,750 for the original credit agreements was paid to affiliates of both TJC and TCW Capital.

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

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  DEBT (CONTINUED)
    Prior to July 1, 2000, the Company may redeem up to $33.0 million of the Senior Secured notes at a redemption price of 110.25% with proceeds from one or more public equity offerings. The Company may redeem the Senior Secured notes, in whole or in part, at a redemption price of 105.125% beginning July 1, 2001, 102.563% in the year beginning July 1, 2002, and 100% beginning July 1, 2003. During the term of the indenture, in the event of a change in control, whereby there is a sale or transfer of substantially all the Company's assets or stock, a merger, consolidation, or change in Board of Directors, the Company is required to repurchase all the Senior Secured notes at a purchase price of 101%.

    In November 1997, the Company exchanged these notes for new senior secured notes which have been registered under the Securities Act of 1933. These new notes are substantially identical (including principal amount, interest rate, maturity, security, and ranking) to the form and terms of the old notes for which they were exchanged.

    On July 2, 1997, the Company amended its credit facility. The amended facility provides for revolving loans up to $20.0 million (including a $2.0 million letter of credit facility), based on eligible assets, as defined, and expires July 1, 2000. Borrowings under the credit facility bear interest at prime (8.5% at August 29, 1998) plus a margin or the Eurodollar rate (5.5% at August 29, 1998) plus a margin; the interest rate margins fluctuate based on the Company's leverage ratio. There were no borrowings under the credit facility at August 29, 1998.

    The credit facility provides for a quarterly commitment fee of .375% to .5%, based on the Company's leverage ratio, per annum.

    The credit facility is collateralized by the Company's accounts receivable, certain inventories, and certain properties, as defined. The credit facility contains covenants that restrict, among other things, dividends, loans, prepayment of indebtedness, incurrence of additional indebtedness, granting liens, the sale of assets, certain transactions with affiliates, mergers, consolidations, or the sale of all or a substantial part of the Company's property.

    The carrying amount reported on the balance sheet for debt at August 30, 1997 and August 29, 1998, approximates fair value.

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

                         NOTES TO FINANCIAL STATEMENTS

                                AUGUST 29, 1998
                             (DOLLARS IN THOUSANDS)

8. INCOME TAXES

    The provision for income taxes consists of the following for the years ended August 31, 1996, August 30, 1997, and August 29, 1998:

                                                                          1996       1997       1998
                                                                        ---------  ---------  ---------
Current:
  Federal.............................................................  $     133  $      50  $     100
  State...............................................................        216        200        176
                                                                        ---------  ---------  ---------
                                                                        $     349  $     250  $     276
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    Deferred taxes consist of the following at August 30, 1997 and August 29, 1998:

                                                                            1997       1998
                                                                          ---------  ---------
Assets:
  Net operating loss carryforward.......................................  $   7,536  $   5,889
  Other.................................................................      3,122      1,817
                                                                          ---------  ---------
Total assets............................................................     10,658      7,706
Liabilities:
  Accelerated tax depreciation..........................................        366        171
  Pension and other.....................................................      2,178      1,450
                                                                          ---------  ---------
Total liabilities.......................................................      2,544      1,621
                                                                          ---------  ---------
                                                                              8,114      6,085
Valuation allowance.....................................................     (8,114)    (6,085)
                                                                          ---------  ---------
                                                                          $  --      $  --
                                                                          ---------  ---------
                                                                          ---------  ---------

    The Company files a consolidated income tax return with Holdings. In accordance with generally accepted accounting principles, the provision for income taxes has been determined as if the Company had filed a separate income tax return and includes the benefit of its net operating loss (NOL) carryforward. In accordance with its tax-sharing agreement with Holdings, beginning in fiscal 1998, the Company must compute an amount both with and without the benefit of the NOL carryforward as of August 30, 1997 and remit any excess liability to Holdings. Payments under this agreement will be recorded as an equity distribution to Holdings. A distribution of $1,628 was made in 1998 under this agreement.

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                AUGUST 29, 1998
                             (DOLLARS IN THOUSANDS)

8. INCOME TAXES (CONTINUED)
    The provision for income taxes differs from the amount of income tax expense computed by applying the United States federal income tax rate to the income
(loss) before income taxes. A reconciliation of the differences for the years ended August 31, 1996, August 30, 1997, and August 29, 1998 is as follows:

                                                                      1996       1997       1998
                                                                    ---------  ---------  ---------
Computed statutory tax provision (benefit)........................  $    (362) $    (313) $   1,217
Increase (decrease) resulting from:
  Amortization of goodwill........................................        317        289        289
  Alternative minimum tax.........................................        133         50        100
  Valuation allowance.............................................         54        567     (2,029)
  Changes in deferred tax assets..................................     --                       208
  State taxes, net of federal benefit.............................     --                       116
  Other items, net................................................        207       (343)       375
                                                                    ---------  ---------  ---------
Provision for income taxes........................................  $     349  $     250  $     276
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

    At August 29, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $15 million. Pursuant to the tax sharing agreement, these carryforwards are available to reduce Holdings' future taxable income and expire in varying amounts between 2006 and 2010.

9. RELATED PARTY TRANSACTIONS

    The Board of Directors, which is comprised of parties affiliated with either TJC or TCW Capital, was paid $50, $50 and $50 for directors' fees for 1996, 1997, and 1998 respectively. A member of the Board of Directors affiliated with TJC was paid $52 as a consulting fee during 1996, 1997, and 1998. Principally all of the common and preferred shareholders of Holdings are affiliated with TJC or TCW Capital.

    Management consulting fees to TJC were $364 in 1996 and $304 in 1997. Management consulting and investment banking fees of $1,501 were accrued at August 31, 1996 and were paid on July 2, 1997 as part of the debt offering.

    On July 2, 1997, the Company entered into a new tax-sharing and management consulting agreement with Holdings. Under this agreement, the Company will pay $412 annually to Holdings in management consulting fees. Management consulting fee expense was $68 in 1997 and $412 in 1998.

    The accompanying financial statements reflect all of the Company's costs of doing business. There are no costs incurred by Holdings on behalf of the Company.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on November 25, 1998.

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

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ THOMAS H. QUINN
------------------------------  Chairman of the Board and    November 25, 1998
       Thomas H. Quinn            Chief Executive Officer

                                President and Chief
     /s/ TED A. SHEPHERD          Operating Officer
------------------------------    (Principal Executive       November 25, 1998
       Ted A. Shepherd            Officer)

                                Vice President Finance and
     /s/ DONNA M. SNOPEK          Accounting (Principal
------------------------------    Financial and Accounting   November 25, 1998
       Donna M. Snopek            Officer)

    /s/ JOHN W. JORDAN II
------------------------------  Director                     November 24, 1998
      John W. Jordan II

       /s/ ADAM E. MAX
------------------------------  Director                     November 24, 1998
         Adam E. Max

      /s/ JEFFREY ROSEN
------------------------------  Director                     November 24, 1998
        Jeffrey Rosen

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

    Registrant has not sent to any of its security holders any of the following:
(1) any annual report to security holders covering the Registrant's fiscal 1998 or (2) any proxy statement, form of proxy or other proxy soliciting materials.