Form 10-Q
period 1998-11-28
ARCHIBALD CANDY CORP
filed 1999-01-12
CIK 1044269

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the Quarterly Period Ended November 28, 1998

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

      As of November 28, 1998, the number of shares outstanding of the registrant's Common Stock was 19,200 shares, all of which was held by Fannie May Holdings, Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          ARCHIBALD CANDY CORPORATION

                                   FORM 10-Q

                    FOR THE QUARTER ENDED NOVEMBER 28, 1998

                                     INDEX
                                     -----

                                                                     PAGE NO.
PART I - FINANCIAL INFORMATION:
-----------------------------

     ITEM 1 - FINANCIAL STATEMENTS

          BALANCE SHEETS - NOVEMBER 28, 1998 (UNAUDITED) AND
            AUGUST 29, 1998                                                  1

          STATEMENTS OF OPERATIONS - THREE MONTH PERIODS
               ENDED NOVEMBER 28, 1998 (UNAUDITED) AND
                 NOVEMBER 29, 1997 (UNAUDITED)                               3


           STATEMENTS OF CASH FLOWS - THREE MONTH PERIODS
               ENDED NOVEMBER 28, 1998 (UNAUDITED) AND
                 NOVEMBER 29, 1997 (UNAUDITED)                               4


          NOTES TO FINANCIAL STATEMENTS                                      5


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 6


PART II - OTHER INFORMATION:
---------------------------

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                               8

SIGNATURES                                                                   9

       THIS REPORT UPDATES ARCHIBALD CANDY CORPORATION'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 29, 1998, IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-Q. IT IS PRESUMED THAT THE READER HAS READ THE ANNUAL REPORT ON FORM 10-K.

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

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)

                                 Balance Sheets

                   As of November 28, 1998 and August 29, 1998

                                                 NOVEMBER 28,   AUGUST 29,
                                                    1998         1998
                                               -------------  ------------
                                                 (DOLLARS IN THOUSANDS)
                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                    $      7,443   $    13,081
  Accounts receivable, net                            6,552         1,380
  Inventories                                        26,818        24,602
  Prepaid expenses and other current assets             896           306
                                               -------------  ------------
Total current assets                                 41,709        39,369

Property, plant, and equipment                       20,754        20,927
Goodwill                                             30,928        31,161
Noncompete agreements and other
  intangibles                                           104           109
Deferred financing fees                               3,838         3,698
Other assets                                          2,895         2,825
                                               -------------  ------------
Total assets                                   $    100,228   $    98,089
                                               -------------  ------------
                                               -------------  ------------

                                                NOVEMBER 28,   AUGUST 29,
                                                    1998         1998
                                               -------------  ------------
                                                 (DOLLARS IN THOUSANDS)
                                                (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                             $      6,659   $      4,728
  Accrued liabilities                                 7,721          4,956
  Payroll and related liabilities                     2,679          2,600
  Current portion of capital lease
    obligations                                          59             97
                                               -------------  ------------
Total current liabilities                            17,118         12,381

Due to affiliate                                        604            604
Long-term debt                                      100,000        100,000
Capital lease obligations, less
  current portion                                        38             48

Shareholder's equity (deficit):
  Common stock, $0.01 par value:
    Authorized -- 25,000 shares
    Issued and outstanding -- 19,200 shares              --             --
  Additional paid-in-capital                         18,700         18,700
  Accumulated deficit                               (36,232)       (33,644)
                                               -------------  ------------
Total shareholder's equity (deficit)                (17,532)       (14,944)
                                               -------------  ------------
Total liabilities and shareholder's
  equity (deficit)                             $    100,228   $     98,089
                                               -------------  ------------
                                               -------------  ------------

See accompanying notes.

                          Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)

                            Statements of Operations

                                  (Unaudited)

                                             THREE MONTHS ENDED
                                        ----------------------------
                                        NOVEMBER 28,   NOVEMBER 29,
                                            1998           1997
                                        -------------  -------------
                                           (DOLLARS IN THOUSANDS)
Net sales                               $     29,648   $     27,173
Cost of sales, excluding depreciation         12,410         10,595
Selling, general, and administrative
  expenses, excluding depreciation and
  amortization                                15,641         15,450
Depreciation and amortization expense          1,170          1,191
Amortization of goodwill and other
  intangibles                                    407            420
Management fees and other fees                   169            129
                                        -------------  -------------
Operating (Loss)                                (149)          (612)

Other (income) and expense:
  Interest expense                             2,592          2,629
  Interest and other income and
    expense                                     (163)          (225)
                                        -------------  -------------
Loss before income taxes                      (2,578)        (3,016)
Provision for income taxes                        10             87
                                        -------------  -------------
Net Loss                                $     (2,588)  $     (3,103)
                                        -------------  -------------
                                        -------------  -------------

See accompanying notes.

                          Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
                             Statements of Cash Flows
                                   (Unaudited)

                                                  THREE MONTHS ENDED
                                             ----------------------------
                                              NOVEMBER 28,   NOVEMBER 29,
                                                 1998           1997
                                             -------------  -------------
                                                (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net loss                                      $    (2,588)  $    (3,103)
Adjustments to reconcile net income to
  net cash provided by (used in)operating
  activities:
  Depreciation and amortization                     1,577         1,611
  Changes in operating assets and
     liabilities:
       Accounts receivable, net                    (5,172)       (2,813)
       Inventories                                 (2,216)       (4,294)
       Prepaid expenses and other
        current assets                               (590)         (842)
       Other assets                                  (186)           37
       Accounts payable and accrued
         liabilities                                4,775         5,058
                                             -------------  -------------
Net cash used in operating activities              (4,400)       (4,346)

INVESTING ACTIVITIES
Purchase of property, plant, and
  equipment                                          (880)        (1,287)
                                             -------------  -------------
Net cash used in investing activities                (880)        (1,287)

FINANCING ACTIVITIES
Principal payments of capital lease
  obligations                                         (48)           (82)
Costs related to financing                           (310)             -
Costs related to refinancing                           -             (32)
                                             -------------  -------------
Net cash used in
  financing activities                               (358)          (114)
                                              -------------  -------------
Net increase (decrease)in cash and cash
  equivalents                                      (5,638)        (5,747)
Cash and cash equivalents beginning of
  period                                           13,081         15,801
                                             -------------  -------------
Cash and cash equivalents end of
  period                                     $      7,443   $     10,054
                                             -------------  -------------
                                             -------------  -------------
SUPPLEMENTAL SCHEDULE OF CASH
  TRANSACTIONS
Interest paid                                $        249       $    255
                                             -------------  -------------
                                             -------------  -------------

See accompanying notes.

                          Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)


                         Notes to Financial Statements

                               November 28, 1998
                            (DOLLARS IN THOUSANDS)


1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Archibald Candy Corporation (the "Company") is a manufacturer and marketer of boxed chocolates and other confectionery items. The Company sells its Fannie May and Fanny Farmer brand candies in over 300 Company-operated stores and in approximately 8,000 third-party grocery stores, drug stores and independent retail accounts as well as through a variety of non-retail programs, including quantity order, mail order and fundraising programs. The Company is a wholly owned subsidiary of Fannie May Holdings, Inc.

     The interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for fair presentation for the periods presented have been reflected and are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended August 29, 1998.

     Results of operations for the period from August 29, 1998 to November
28, 1998 are not necessarily indicative of the results that may be achieved for the entire year.

2. INVENTORIES

     Inventories at November 28, 1998 and August 29, 1998 are comprised of the following:

                                             NOVEMBER 28,    AUGUST 29,
                                                1998           1998
                                             ------------    ----------
        Raw materials ..................        $10,058       $10,110
        Work in process ................            252           237
        Finished goods .................         16,508        14,255
                                             ------------    ----------
                                                $26,818       $24,602
                                             ------------    ----------
                                             ------------    ----------

3. DEBT

Debt at November 28, 1998 and August 29, 1998 is comprised of $100 million of 10.25% senior secured notes due July 1, 2004.

4.   INCOME TAXES

     The provision for income taxes differs from the amount of income tax expense computed by applying the United States federal income tax rate due to the benefit of the net operating losses that were not recognized in prior periods.

5.   ACQUISITION

     On December 7, 1998, the Company acquired Sweet Factory Group, Inc. ("Sweet Factory") for $18 million in cash and the assumption of approximately $10 million of indebtedness and other obligations of Sweet Factory pursuant to the merger of Sweet Factory Acquisition Corp., a wholly owned subsidiary of the Company ("Acquisition Corp."), with and into Sweet Factory (the "Acquisition"). The Acquisition was effected pursuant to an Agreement and Plan of Reorganization dated as of November 24, 1998 by and among the Company, Acquisition Corp., Sweet Factory, Sweet Factory, Inc., SF Candy Company, SF Properties, Inc. and certain stockholders of Sweet Factory. The Company funded the Acquisition through the issuance of $30 million of senior secured debt. Sweet Factory is a bulk candy retailer with 256 stores in 36 states. This transaction will be accounted for as a purchase.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 28, 1998 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 29, 1997

     NET SALES. Net sales for the three months ended November 28, 1998 were $29.6 million, an increase of $2.5 million, or 9.1%, from $27.2 million for the three months ended November 29, 1997. Company-Operated Retail(1) sales were $16.1 million for the three months ended November 28, 1998, a decrease of $0.1 million, or 0.4%, from $16.2 million for the three months ended November 29, 1997. This decrease was primarily a result of a decline in same store sales of 0.2%, partially offset by seven additional Company-operated stores being open at November 28, 1998 compared to November 29, 1997. For the three months ended November 28, 1998, Third-Party Retail(2) sales were $8.0 million, an increase of $1.9 million, or 31.7%, from $6.1 million for the three months ended November 29, 1997. This increase reflects the continued results of management's strategy to expand Third-Party Retail sales into new markets, including the launch in October 1998 of the Company's Specialty Markets Hallmark line. For the three months ended November 28, 1998, Non-Retail(3) sales were $5.6 million, an increase of $0.6 million, or 12.7%, from $4.9 million for the three months ended November 29, 1997. The increase was primarily a result of growth in the fundraising boxed chocolate business. Pounds sold for the three months ended November 28, 1998 were 3.3 million, an increase of 0.3 million, or 10.2%, from 3.0 million pounds sold for the three months ended November 29, 1997. The growth in pounds sold was due to an increase in pounds sold in the Company's Third-Party Retail and Non-Retail channels.

     GROSS PROFIT. Gross profit for the three months ended November 28, 1998 was $17.2 million, an increase of $0.7 million, or 4.0%, from $16.6 million for the three months ended November 29, 1997. Gross profit as a percentage of net sales decreased to 58.1% for the three months ended November 28, 1998 from 61.0% for the three months ended November 29, 1997. This decrease in gross margin was due to the continuing shift from Company-Operated Retail sales to lower margin Third-Party Retail sales.

     SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses were $15.6 million for the three months ended November 28, 1998, an increase of $0.2 million, or 1.2%, from $15.5 million for the three months ended November 29, 1997. This increase in SG&A expenses was primarily due to an increase in (i) Third-Party Retail operating expenses resulting from growth of the Specialty Markets Hallmark line and (ii) Non-Retail operating expenses resulting from growth in the fundraising boxed chocolate business. As a percentage of net sales, SG&A expenses decreased to 52.8% for the three months ended November 28, 1998 from 56.9% for the three months ended November 29, 1997 as the Company was able to leverage its costs against higher net sales.

     EBITDA. Earnings before interest, income taxes, depreciation, and amortization (EBITDA) was $1.5 million for the three months ended November 28, 1998, an increase of $0.4 million or 38.6%, from $1.1 million for the three months ended November 29, 1997. As a percentage of net sales, EBITDA was 4.9% for the three months ended November 28, 1998 as compared to 3.9% for the three months ended November 29, 1997.

     OPERATING LOSS. Operating loss was $0.1 million for the three months ended November 28, 1998, a decrease of $0.5 million, or 75.7%, from a loss of $0.6 million for the three months ended November 29, 1997. Operating loss decreased as a result of the increase in net sales and gross profit.

     NET LOSS. Net loss was $2.6 million for the three months ended November 28, 1998, a decrease of $0.5 million, or 16.6%, from $3.1 million for the three months ended November 29, 1997.

-----------------------------

     (1) Company-Operated Retail includes sale of Company branded products through Company-operated Fannie May and Fanny Farmer stores.

     (2) Third-Party Retail includes sale of Company branded products through grocery stores, drug stores and other independent retailers that purchase Company branded products at wholesale pricing for resale to the consumer.

     (3) Non-Retail includes sale of Company branded products through the Company's quantity order, mail order and fundraising programs.


LIQUIDITY AND CAPITAL RESOURCES

     Net loss was $2.6 million for the three months ended November 28, 1998 compared to $3.1 million for the three months ended November 29, 1997. Net loss included noncash depreciation and amortization charges of $1.6 million for the three months ended on each of November 28, 1998 and November 29, 1997. Net cash used in operating activities was $4.4 million for the three months ended November 28, 1998 compared to $4.3 million for the three months ended November 29, 1997.

     Net cash used in investing activities decreased to $0.9 million for the three months ended November 28, 1998 from $1.3 million for the three months ended November 29, 1997. The decrease in capital expenditures was due to a timing difference as it relates to spending.

     As of November 28, 1998, the Company had $20 million available for borrowings under a $20 million revolving credit facility (the "Credit Facility") which matures on July 1, 2000. As of November 28, 1998, the Company had outstanding $100 million of 10.25% senior secured notes due July 1, 2004.

     The Company believes that available cash flow, together with cash on the Company's balance sheet and available borrowings under the Credit Facility, will provide sufficient funds to meet the Company's debt service obligations, projected capital expenditures and working capital requirements for the foreseeable future.

YEAR 2000 READINESS DISCLOSURE

     In July 1996, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 96-14, Accounting for the Costs Associated with Modifying Computer Software for the Year 2000, which provides that costs associated with modifying computer software for the year 2000 be expensed as incurred.

     The Company has surveyed substantially all of its computer systems and is in the process of contacting suppliers and consultants to address year 2000 issues for the software and hardware used by the Company. The Company currently is in the process of upgrading and improving its internal computer systems, which work is expected to be completed by August 1999. Following completion of this work and based on the representations and warranties of the Company's suppliers and consultants, the Company's computer systems are expected to be year 2000 compliant. The Company does not believe that the costs associated with making its computer systems year 2000 compliant will be material. However, if the Company's systems or the systems of other companies on whose services the Company depends or with whom the Company's systems interfaces are not year 2000 compliant, it could have a material adverse effect on the Company's results of operation and financial condition.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBIT 27.1 -- FINANCIAL DATA SCHEDULE FOR QUARTER ENDED NOVEMBER 28, 1998, FILED HEREWITH.

          (b) NO REPORTS WERE FILED ON FORM 8-K FOR THE QUARTER ENDED NOVEMBER 28, 1998.

                                   SIGNATURE


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   ARCHIBALD CANDY CORPORATION



DATE:  JANUARY 12, 1999.                   BY:  /S/ DONNA M. SNOPEK
                                             -------------------------
                                             DONNA M. SNOPEK
                                             VICE PRESIDENT OF FINANCE
                                              & ACCOUNTING