Form 10-Q
period 1999-02-27
ARCHIBALD CANDY CORP
filed 1999-04-13
CIK 1044269

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

               For the Quarterly Period Ended February 27, 1999

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

      As of February 27, 1999, the number of shares outstanding of the registrant's Common Stock was 19,200 shares, all of which was held by Fannie May Holdings, Inc.

==============================================================================

                             ARCHIBALD CANDY CORPORATION

                                     FORM 10-Q

                       FOR THE QUARTER ENDED FEBRUARY 27, 1999

                                        INDEX
                                        -----


                                                                       PAGE NO.
                                                                       --------
PART I - FINANCIAL INFORMATION:
------------------------------
     ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS - FEBRUARY 27, 1999 (UNAUDITED) AND
            AUGUST 29, 1998                                               1

     CONSOLIDATED STATEMENTS OF OPERATIONS - THREE MONTH PERIODS
               ENDED FEBRUARY 27, 1999 (UNAUDITED) AND
                 FEBRUARY 28, 1998 (UNAUDITED)                            3

     CONSOLIDATED STATEMENTS OF OPERATIONS - SIX MONTH PERIODS
               ENDED FEBRUARY 27, 1999 (UNAUDITED) AND
                 FEBRUARY 28, 1998 (UNAUDITED)                            4

     CONSOLIDATED STATEMENTS OF CASH FLOWS - SIX MONTH PERIODS
               ENDED FEBRUARY 27, 1999 (UNAUDITED) AND
                 FEBRUARY 28, 1998 (UNAUDITED)                            5

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        6

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS              12


PART II - OTHER INFORMATION:
----------------------------

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                            17

SIGNATURES                                                                17

       THIS REPORT UPDATES ARCHIBALD CANDY CORPORATION'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 29, 1998, IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-Q. IT IS PRESUMED THAT THE READER HAS READ THE ANNUAL REPORT ON FORM 10-K.

       SOME INFORMATION INCLUDED IN THIS REPORT MAY CONSTITUTE FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. FROM TIME TO TIME, INFORMATION PROVIDED BY ARCHIBALD CANDY CORPORATION OR STATEMENTS MADE BY ITS EMPLOYEES MAY CONTAIN OTHER FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO: GENERAL ECONOMIC CONDITIONS INCLUDING INFLATION, INTEREST RATE FLUCTUATIONS, TRADE RESTRICTIONS, AND GENERAL DEBT LEVELS; COMPETITIVE FACTORS INCLUDING PRICE PRESSURES, TECHNOLOGICAL DEVELOPMENTS, AND PRODUCTS OFFERED BY COMPETITORS; INVENTORY RISKS DUE TO CHANGES IN MARKET DEMAND OR BUSINESS STRATEGIES; CHANGES IN EFFECTIVE TAX RATES; AND ANY DELAY OR INABILITY TO INTEGRATE THE COMPANY'S RECENT ACQUISITION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE. ARCHIBALD CANDY CORPORATION UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                  Archibald Candy Corporation and Subsidiaries

                         Consolidated Balance Sheets

                  As of February 27, 1999 and August 29, 1998

                                      FEBRUARY 27,   AUGUST 29,
                                          1999         1998
                                      (Unaudited)    (Audited)
                                     -------------  ------------
                                       (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents          $     28,387   $    13,081
  Accounts receivable, net                  7,717         1,380
  Inventories                              24,960        24,602
  Prepaid expenses and other
    current assets                          2,719           306
                                     -------------  ------------
Total current assets                       63,783        39,369

Property, plant, and equipment, net        47,708        20,927
Goodwill                                   30,694        31,161
Noncompete agreements and other
  intangibles                                 681           109
Deferred financing fees                     6,337         3,698
Other assets                                2,866         2,825
Deferred income taxes                       3,673         --

                                     -------------  ------------
Total assets                         $    155,742   $    98,089
                                     -------------  ------------
                                     -------------  ------------

                                     FEBRUARY 27,   AUGUST 29,
                                          1999         1998
                                      (Unaudited)   (Audited)
                                     -------------  ------------
                                       (DOLLARS IN THOUSANDS)
LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                   $     10,891   $      4,728
  Accrued liabilities                       9,826          4,956
  Payroll and related liabilities           3,983          2,600
  Current portion of capital lease
    obligations                               181             97
                                     -------------  ------------
Total current liabilities                  24,881         12,381

Due to affiliate                              604            604
Long-term debt                            130,000        100,000
Deferred rent                               1,860           --
Capital lease obligations, less
  current portion                             105             48

Shareholder's equity (deficit):
  Common stock, $0.01 par value:
    Authorized -- 25,000 shares
    Issued and outstanding --
      19,200 shares                            --             --
  Additional paid-in-capital               18,700         18,700
  Accumulated deficit                     (20,408)       (33,644)
                                     -------------  ------------
Total shareholder's equity
  (deficit)                                (1,708)       (14,944)
                                     -------------  ------------
Total liabilities and shareholder's
  equity (deficit)                   $    155,742   $     98,089
                                     -------------  ------------
                                     -------------  ------------

See accompanying notes.

                  Archibald Candy Corporation and Subsidiaries

                     Consolidated Statements of Operations

                                  (Unaudited)

                                             THREE MONTHS ENDED
                                        ----------------------------
                                        FEBRUARY 27,     FEBRUARY 28,
                                            1999           1998
                                        -------------  -------------
                                           (DOLLARS IN THOUSANDS)
Net sales                               $     81,455   $     58,397
Cost of sales, excluding depreciation         27,900         19,375
Selling, general, and administrative
  expenses, excluding depreciation and
  amortization                                31,124         19,373
Depreciation and amortization expense          2,641          1,191
Amortization of goodwill and other
  intangibles                                    597            420
Management fees and other fees                    89            129
                                        -------------  -------------
Operating income                              19,104         17,909

Other (income) and expense:
  Interest expense                             3,400          2,630
  Interest and other income and
    expense                                     (307)          (385)
                                        -------------  -------------
Income before income taxes                    16,011         15,664
Provision for income taxes                       187             79
                                        -------------  -------------
Net Income                              $     15,824   $     15,585
                                        -------------  -------------
                                        -------------  -------------

See accompanying notes.

                Archibald Candy Corporation and Subsidiaries

                   Consolidated Statements of Operations

                                  (Unaudited)

                                             SIX MONTHS ENDED
                                        ----------------------------
                                        FEBRUARY 27,     FEBRUARY 28,
                                            1999           1998
                                        -------------  -------------
                                           (DOLLARS IN THOUSANDS)
Net sales                               $    111,102   $     85,570
Cost of sales, excluding depreciation         40,310         29,970
Selling, general, and administrative
  expenses, excluding depreciation and
  amortization                                46,764         34,823
Depreciation and amortization expense          3,811          2,382
Amortization of goodwill and other
  intangibles                                  1,004            840
Management fees and other fees                   258            258
                                        -------------  -------------
Operating income                              18,955         17,297

Other (income) and expense:
  Interest expense                             5,992          5,259
  Interest and other income and
    expense                                     (470)          (610)
                                        -------------  -------------
Income before income taxes                    13,433         12,648
Provision for income taxes                       197            166
                                        -------------  -------------
Net Income                              $     13,236  $      12,482
                                        -------------  -------------
                                        -------------  -------------

See accompanying notes.

               Archibald Candy Corporation and Subsidiaries

                  Consolidated Statements of Cash Flows

                                (Unaudited)

                                             SIX MONTHS ENDED
                                        ----------------------------
                                        FEBRUARY 27,     FEBRUARY 28,
                                            1999           1998
                                        -------------  -------------
                                           (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income                              $      13,236   $     12,482
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization                 4,815          3,222
  Changes in operating assets and
     liabilities:
       Accounts receivable, net                (5,676)        (3,806)
       Inventories                              5,397          1,318
       Prepaid expenses and other
        current assets                           (157)          (408)
       Other assets                              (275)            98
       Accounts payable, accrued
         liabilities and deferred rent          1,912          2,102
                                        -------------  -------------
Net cash provided by operating activities      19,252         15,008

INVESTING ACTIVITIES
Acquisition of Sweet Factory net of
  Cash acquired                               (28,002)           --
Purchase of property, plant, and
  equipment                                    (2,760)        (2,377)
                                        -------------  -------------
Net cash used in investing activities         (30,762)        (2,377)

FINANCING ACTIVITIES
Principal payments of capital lease
  obligations                                    (172)          (245)
Proceeds of long-term debt                     30,000            --
Costs related to refinancing                   (3,012)          (382)
                                        -------------  -------------
Net cash provided by (used in)
  financing activities                         26,816           (627)
                                        -------------  -------------
Net increase in cash and cash
  equivalents                                  15,306         12,004
Cash and cash equivalents beginning of
  period                                       13,081         15,801
                                        -------------  -------------
Cash and cash equivalents end of
  period                                $      28,387   $     27,805
                                        -------------  -------------
                                        -------------  -------------
SUPPLEMENTAL SCHEDULE OF CASH
  TRANSACTIONS
Interest paid                           $       6,348   $      4,705
                                        -------------  -------------
                                        -------------  -------------

See accompanying notes.
                                      -5-

                  Archibald Candy Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                               February 27, 1999
                            (DOLLARS IN THOUSANDS)


1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Archibald Candy Corporation (the "Company") is a manufacturer and marketer of boxed chocolates and other confectionery items. The Company manufactures a variety of candies and operates specialty boxed chocolate confectionery retail chains under the Fannie May and Fanny Farmer brand names as well as a specialty bulk candy retail chain under the Sweet Factory brand name. As of February 27, 1999, the Company operated 234 Fannie May stores, 81 Fanny Farmer stores and 256 Sweet Factory stores. The Company also sells its Fannie May and Fanny Farmer branded products in approximately 8,000 Third-Party retail outlets as well as through its quantity order, mail order and fundraising programs. The Company is a wholly owned subsidiary of Fannie May Holdings, Inc. The Company conducts its Sweet Factory operations through Sweet Factory Group, Inc., a wholly-owned subsidiary of the Company, and its three wholly-owned subsidiaries.

     The interim financial statements included herein are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for fair presentation for the periods presented have been reflected and are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended August 29, 1998.

     Results of operations for the period from August 29, 1998 to February 27, 1999 are not necessarily indicative of the results that may be achieved for the entire year.

2. INVENTORIES

     Inventories at February 27, 1999 and August 29, 1998 are comprised of the following:


                                             FEBRUARY 27,    AUGUST 29,
                                                1999           1998
                                             ------------    ----------
        Raw materials ..................        $ 9,078       $ 10,044
        Work in process ................            328            303
        Finished goods .................         15,554         14,255
                                             ------------    ----------
                                                $24,960       $ 24,602
                                             ------------    ----------
                                             ------------    ----------

3. DEBT AND CAPITAL LEASES

     Long-term debt at February 27, 1999 and August 29, 1998 is comprised of $130.0 million of 10-1/4% senior secured notes due July 1, 2004 and $0.3 million of capital lease obligations, and $100.0 million of 10-1/4% senior secured notes due July 1, 2004 and $0.1 million of capital lease obligations, respectively.

4. INCOME TAXES

     The provision for income taxes differs from the amount of income tax expense computed by applying the United States federal income tax rate due to the benefit of net operating losses that were not recognized in prior periods.

5. ACQUISITION AND RELATED FINANCING

     On December 7, 1998, the Company acquired Sweet Factory Group, Inc. pursuant to an Agreement and Plan of Reorganization dated as of November 24, 1998. The purchase price of approximately $28.0 million consisted of Archibald Candy Corporation's (i) payment of $18.0 million in cash to the stockholders of Sweet Factory Group, Inc. and (ii) repayment of approximately $10.0 million of indebtedness and other obligations of Sweet Factory Group, Inc.

      The Company funded the acquisition of Sweet Factory Group, Inc., in part, through the issuance and sale of $30.0 million of 10-1/4% senior secured notes due July 1, 2004 in an unregistered offering.

6. GUARANTOR SUBSIDIARIES

      The Company's obligations under its currently outstanding $130.0 million of 10-1/4% senior secured notes due 2004 are fully and unconditionally guaranteed on a senior secured, joint and several basis by each of the Company's subsidiaries (other than its inactive subsidiaries) (collectively, the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is directly or indirectly wholly owned by the Company. None of the Company's subsidiaries is subject to any restriction on its ability to pay dividends or make distributions to the Company. The following condensed consolidating financial information illustrates the composition of the Company and the Guarantor Subsidiaries as of and for certain dates and periods. Separate financial statements of the respective Guarantor Subsidiaries have not been provided because the Company's management has determined that such additional information would not be useful in assessing the financial composition of the Guarantor Subsidiaries.

      Investments in subsidiaries are accounted for by the Company using the equity method for purposes of the supplemental condensed consolidating presentation. Earnings of subsidiaries are therefore reflected in the Company's investment accounts and earnings. The principal elimination entries eliminate the Company's investment in subsidiaries and intercompany balances and transactions.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF FEBRUARY 27, 1999
                                  (UNAUDITED)

                                           ARCHIBALD
                                             CANDY         GUARANTOR
                                          CORPORATION     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                          -----------     ------------    ------------     ------------
                                                             (Dollars in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                $ 25,141         $ 3,246         $      -         $ 28,387
  Accounts receivable, net                    7,349             368                -            7,717
  Inventories                                20,074           4,886                -           24,960
  Prepaid expenses and
    other current assets                        904           1,815                -            2,719
                                           --------         -------         --------         --------
Total current assets                         53,468          10,315                -           63,783

Property, plant and equipment, net           21,156          26,552                -           47,708
Goodwill                                     30,694               -                -           30,694
Noncompete agreements and other intangibles      99             582                -              681
Deferred financing fees                       6,337               -                -            6,337
Other assets                                  2,866               -                -            2,866
Intercompany                                 10,991               -          (10,991)               -
Investment in subsidiary                     18,184               -          (18,184)               -
Deferred income taxes                             -           3,673                -            3,673
                                           --------         -------         --------         --------

Total assets                               $143,795         $41,122         $(29,175)        $155,742
                                           --------         -------         --------         --------
                                           --------         -------         --------         --------

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable                         $  6,288         $ 4,603         $      -         $ 10,891
  Accrued liabilities                         5,925           3,901                -            9,826
  Payroll and related liabilities             2,654           1,329                -            3,983
  Current portion of capital lease
    obligations                                   -             181                -              181
                                           --------         -------         --------         --------
Total current liabilities                    14,867          10,014                -           24,881

  Due to affiliate                              604               -                -              604
  Long-term debt                            130,000               -                -          130,000
  Deferred rent                                   -           1,860                -            1,860
  Capital lease obligations, less current
    portion                                      32              73                -              105
  Intercompany                                    -          10,991          (10,991)               -
                                           --------         -------         --------         --------

Total shareholder's equity (deficit)         (1,708)         18,184          (18,184)          (1,708)
                                           --------         -------         --------         --------
Total liabilities and shareholder's
  equity (deficit)                         $143,795         $41,122         $(29,175)        $155,742
                                           --------         -------         --------         --------
                                           --------         -------         --------         --------

                  CONSOLIDATING STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED FEBRUARY 27, 1999
                             (UNAUDITED)

                                               ARCHIBALD
                                                 CANDY         GUARANTOR
                                              CORPORATION     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                              -----------     ------------    ------------     ------------
                                                                  (Dollars in thousands)
Net sales                                       $61,602        $19,853         $   --          $ 81,455
Cost of sales, excluding depreciation            20,668          7,232             --            27,900
Selling, general, and administrative expenses,
  excluding depreciation and amortization        20,529         10,595             --            31,124
Depreciation and amortization expense             1,170          1,471             --             2,641
Amortization of goodwill and other intangibles      443            154             --               597
Management fees and other fees                       89             --             --                89
                                                -------         ------          -----           -------
Operating income                                 18,703            401             --            19,104
Other income (expense):
  Interest expense                                3,340             60             --             3,400
  Interest and other income and expense            (307)            --             --              (307)
Equity (earnings) of subsidiaries                  (184)            --            184                --
                                                -------         ------          -----           -------
Income (loss) before taxes                       15,854            341           (184)           16,011
Provision (benefit) for income taxes                 30            157             --               187
                                                -------         ------          -----           -------
Net income (loss)                               $15,824         $  184          $(184)          $15,824
                                                 ------         ------          -----           -------
                                                 ------         ------          -----           -------

                   CONSOLIDATING STATEMENT OF INCOME
              FOR THE SIX MONTHS ENDED FEBRUARY 27, 1999
                             (UNAUDITED)

                                               ARCHIBALD
                                                 CANDY         GUARANTOR
                                              CORPORATION     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                              -----------     ------------    ------------     ------------
                                                                 (Dollars in thousands)
Net sales                                       $91,250         $19,852         $   --          $111,102
Cost of sales, excluding depreciation            33,078           7,232             --            40,310
Selling, general, and administrative expenses,
  excluding depreciation and amortization        36,170          10,594             --            46,764
Depreciation and amortization expense             2,340           1,471             --             3,811
Amortization of goodwill and other intangibles      850             154             --             1,004
Management fees and other fees                      258              --             --               258
                                                -------          ------          -----           -------
Operating income                                 18,554             401             --            18,955

Other income (expense):
  Interest expense                                5,932              60             --             5,992
  Interest and other income and expense            (470)             --             --              (470)
Equity (earnings) of subsidiaries                  (184)             --            184                --
                                                -------          ------          -----           -------
Income before taxes                              13,276             341           (184)           13,433
Provision (benefit) for income taxes                 40             157             --               197
                                                -------          ------          -----           -------

Net income (loss)                               $13,236          $  184          $(184)          $13,236
                                                 ------          ------          -----           -------
                                                 ------          ------          -----           -------

                 CONSOLIDATING STATEMENT OF CASH FLOWS
                 FOR SIX MONTHS ENDED FEBRUARY 27, 1999



                                                    ARCHIBALD
                                                      CANDY         GUARANTOR
                                                   CORPORATION     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                   -----------     ------------    ------------     ------------
                                                                      (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                           $ 13,236     $    184        $(184)            $13,236
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                      3,190        1,625           -               4,815
     Equity earnings in subsidiaries                     (184)           -          184                  -
     Changes in operating assets and liabilities:
        Accounts receivables, net                      (5,969)         293           -              (5,676)
        Inventories                                     4,528          869           -               5,397
        Prepaid expenses and other current assets        (598)         441           -                (157)
        Intercompany                                  (10,991)      10,991           -                   -
        Other assets                                     (275)           -           -                (275)
        Accounts payable, accrued liabilities and
           deferred rent                                2,583         (671)          -               1,912
                                                     --------     --------       -----             -------
Net cash provided by operating activities               5,520       13,732           -             19,252

INVESTING ACTIVITIES
Acquisition of Sweet Factory net of cash acquired           -      (28,002)          -             (28,002)
Investment in subsidiaries                            (18,000)      18,000           -                   -
Purchase of property, plant, and equipment             (2,335)        (425)          -              (2,760)
                                                     --------     --------       -----             -------
Net cash used in investing activities                 (20,335)     (10,427)          -             (30,762)

FINANCING ACTIVITIES
Principle payments of capital lease obligations          (113)         (59)          -                (172)
Proceeds of long-term debt                             30,000            -           -              30,000
Costs related to refinancing                           (3,012)           -           -              (3,012)
                                                     --------     --------       -----             -------

Net cash provided by (used in) financing activities    26,875          (59)          -              26,816

Net increase in cash and cash equivalents              12,060        3,246           -              15,306
Cash and cash equivalents beginning of period          13,081            -           -              13,081
                                                     --------     --------       -----             -------

Cash and cash equivalents end of period              $ 25,141     $  3,246       $   -             $28,387
                                                     --------     --------       -----             -------
                                                     --------     --------       -----             -------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 27, 1999 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 1998

     NET SALES. Consolidated net sales for the three months ended February 27, 1999 were $81.5 million, an increase of $23.1 million, or 39.5%, from $58.4 million for the three months ended February 28, 1998. The growth in sales was primarily the result of increased Company-Operated Retail (1) sales from the acquisition of Sweet Factory Group, Inc. in December 1998 (the "Sweet Factory Acquisition"), which accounted for $19.9 million, or 86.1%, of the increase in net sales. Consolidated Company-Operated Retail sales were $61.5 million for the three months ended February 27, 1999, an increase of $20.1 million, or 48.8%, from $41.3 million for the three months ended February 28, 1998. The Sweet Factory Acquisition accounted for $19.9 million, or 98.5%, of the increase. Net sales (without giving effect to the Sweet Factory Acquisition) were $61.6 million for the three months ended February 27, 1999, an increase of $3.2 million, or 5.5%, from $58.4 million for the three months ended February 28, 1998. Company-Operated Retail net sales (without giving effect to the Sweet Factory Acquisition) for the three months ended February 27, 1999 were $41.6 million, an increase of $0.3 million, or 0.7%, from $41.3 million for the three months ended February 28, 1998. Same store sales for the Company's Fannie May and Fanny Farmer retail stores increased 0.6% over the prior period. There were 315 Company-operated Fannie May and Fanny Farmer retail stores at February 27, 1999 compared to 323 stores at February 28, 1998. Growth in Third-Party Retail (2) sales accounted for most of this growth over the prior period. For the three months ended February 27, 1999, Fannie May and Fanny Farmer Third-Party Retail sales were $11.4 million, an increase of $3.7 million, or 48.1%, from $7.7 million for the three months ended February 28, 1998. This increase is primarily the result of the growth in sales of Fannie May boxed chocolates through the addition of new third-party retail channels. The Company's Non-Retail (3) sales were $8.6 million for the three months ended February 27, 1998, a decrease of $0.8 million, or 8.3%, from $ 9.4 million for the three months ended February 28, 1998.

     GROSS PROFIT.   Consolidated gross profit for the three months ended
February 27, 1999 was $53.6 million, an increase of $14.5 million, or 37.2%, from $39.0 million for the three months ended February 28, 1998. The Sweet Factory Acquisition accounted for $12.6 million, or 86.8%, of this increase. Consolidated gross profit as a percentage of net sales decreased to 65.7% for the three months ended February 27, 1999 from 66.8% for the three months ended February 28, 1998. Gross profit (without giving effect to the Sweet Factory Acquisition) for the three months ended February 27, 1999 was $40.9 million, an increase of $1.9 million, or 4.9%, from $39.0 million for the three months ended February 28, 1998. Gross profit as a percentage of net sales (without giving effect to the Sweet Factory Acquisition) of 66.5% for the three months ended February 27, 1999 was essentially unchanged from 66.4% for the three months ended February 28, 1998.

     SELLING, GENERAL AND ADMINISTRATIVE. Consolidated selling, general and administrative ("SG&A") expenses for the three months ended February 27, 1999 were $31.1 million, an increase of $11.8 million, or 60.7%, from $19.4 million for the three months ended February 28, 1998. The Sweet Factory Acquisition accounted for $10.6 million, or 90.2%, of this increase. As a percentage of total net sales, SG&A expenses increased to 38.2% for the three months ended February 27, 1999 from 33.2% for the three months ended February 28, 1998. SG&A expenses (without giving effect to the Sweet Factory Acquisition) for the three months ended February 27, 1999 were $20.5 million, an increase of $1.2 million. The increase in SG&A expenses was primarily due to growth in the Company's Third-Party Retail channel.

      EBITDA.   Consolidated earnings before interest, income taxes,
depreciation, and amortization ("EBITDA") was $22.4 million for the three months ended February 27, 1999, an increase of $2.8 million, or 14.5%, from $19.6 million for the three months ended February 28, 1998. The Sweet Factory Acquisition accounted for $2.0 million, or 71.4%, of the increase. As a percentage of total net sales, consolidated EBITDA was 27.5% for the three months ended February 27, 1999 as compared to 33.5% for the three months ended February 28, 1998. EBITDA (without giving effect to the Sweet Factory Acquisition) was $20.4 million for the three months ended February 27, 1999, an increase of $0.8 million, or 4.1%, from $19.6 million for the three months ended February 28, 1998. EBITDA as a percentage of net sales (without giving effect to the Sweet Factory Acquisition) was 33.1% for the three months ended February 27, 1999 as compared to 33.5% for the three months ended February 28, 1998.

      OPERATING INCOME.   Consolidated operating income was $19.1 million for
the three months ended February 27, 1999, an increase of $1.2 million, or 6.7%, from $17.9 million for the three months ended February 28, 1998. The Sweet Factory Acquisition accounted for $0.4 million, or 33.6%, of the increase. Operating income (without giving effect to the Sweet Factory Acquisition) was $18.7 million for the three months ended February 27, 1999, an increase of $0.8 million, or 4.4%, from $17.9 million for the three months ended February 28, 1998. The growth resulted from the increase in EBITDA partially offset by higher depreciation and amortization expense.

      NET INCOME.   Consolidated net income was $15.8 million for the three
months ended February 27, an increase of $0.2 million, or 1.5%, from $15.6 million for the three months ended February 28, 1998. The Sweet Factory Acquisition accounted for $0.2 million, or 77.3%, of the increase. Interest expense was $3.4 million for the three months ended February 27, 1999, an increase of $0.8 million, or 29.3%, from $2.6 million for the three months ended February 28, 1998. This increase in interest expense is a result of the addition of $30.0 million in long-term debt used to finance the Sweet Factory Acquisition. Net income (without giving effect to the Sweet Factory Acquisition) was $15.6 million for the three months ended February 27, 1999, an increase of $0.2 million, or 1.8%, from net income of $15.6 million for the three months ended February 28, 1998. Interest expense (without giving effect to the Sweet Factory Acquisition) was $3.3 million for the three months ended February 27, 1999, an increase of $0.7 million or 27.0% from $2.6 million for the three months ended February 28, 1998.

----------------------------

(1) Company-Operated Retail includes sale of Company and third-party branded products through Company-Operated Fannie May, Fanny Farmer, and Sweet Factory stores.

(2) Third-Party Retail includes sale of the Company's Fannie May and Fanny Farmer branded products through grocery stores, drug stores and other independent retailers that purchase Company branded products at wholesale pricing for resale to the consumer.

(3) Non-Retail includes sale of Company branded Fannie May and Fanny Farmer products through the Company's quantity order, mail order and fundraising programs.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX MONTHS ENDED FEBRUARY 27, 1999 COMPARED TO THE SIX MONTHS ENDED FEBRUARY 28, 1998

     NET SALES. Consolidated net sales for the six months ended February 27, 1999 were $111.1 million, an increase of $25.5 million, or 29.8%, from $85.6 million for the six months ended February 28, 1998. The growth in sales was primarily the result of increased Company-Operated Retail sales from the Sweet Factory Acquisition which accounted for $19.9 million, or 78.1%, of the increase in net sales. Net sales (without giving effect to the Sweet Factory Acquisition) for the six months ended February 27, 1999 were $91.3 million, an increase of $5.7 million, or 6.6%, from $85.6 million for the six months ended February 28, 1998. Consolidated Company-Operated Retail net sales were $77.6 million for the six months ended February 27, 1999, an increase of $20.1 million, or 34.9%, from $57.5 million for the six months ended February 28, 1998. The Sweet Factory Acquisition accounted for $19.9 million, or 98.9%, of the increase. Company-Operated Retail sales (without giving effect to the Sweet Factory Acquisition) were $57.7 million for the six months ended February 27, 1999, an increase of $0.2 million, or 0.4%, from $57.5 million for the six months ended February 28, 1998. Same store sales for the Company's Fannie May and Fanny Farmer retail stores increased 0.2%. For the six months ended February 27, 1999, Third-Party Retail sales were $19.3 million, an increase of $5.6 million, or 40.9%, from $13.7 million for the six months ended February 28, 1998. This increase reflects the continued results of management's strategy to expand Third-Party Retail sales into new markets. For the six months ended February 27, 1999, Non-Retail sales were $14.2 million, a decrease of $0.2 million, or 1.1%, from $ 14.3 million for the six months ended February 28, 1998.

      GROSS PROFIT.   Consolidated gross profit for the six months ended
February 27, 1999 was $70.8 million, an increase of $15.2 million, or 27.3%, from $55.6 million for the six months ended February 28, 1998. The Sweet Factory Acquisition accounted for $12.6 million, or 83.1%, of the increase. Gross profit as a percentage of net sales decreased to 63.7% for the six months ended February 27, 1999 from 65.0% for the six months ended February 28, 1998. Gross profit (without giving effect to the Sweet Factory Acquisition) for the six months ended February 27, 1999 was $58.2 million, an increase of $2.6 million, or 4.6%, from $55.6 million for the six months ended February 28, 1998. Gross profit as a percentage of net sales (without giving effect to the Sweet Factory Acquisition) decreased to 63.8% for the six months ended February 27, 1999 from 65.0% for the six months ended February 28, 1998.

     SELLING, GENERAL AND ADMINISTRATIVE.   Consolidated SG&A expenses were
$46.8 million for the six months ended February 27, 1999, an increase of $11.9 million, or 34.3%, from $34.8 million for the six months ended February 28, 1998. The Sweet Factory Acquisition accounted for $10.6 million, or 88.7%, of the increase. As a percentage of total net sales, SG&A expenses increased to 42.1% for the six months ended February 27, 1999 from 40.7% for the six months ended February 28, 1998. SG&A expenses (without giving effect to the Sweet Factory Acquisition) were $36.2 million for the six months ended February 27, 1999, an increase of $1.3 million, or 3.9%, from $34.8 million for the six months ended February 28, 1998. This increase in SG&A expenses was primarily due to costs associated with growth in the Company's Third-Party Retail channel. SG&A expenses as a percentage of total net sales (without giving effect to the Sweet Factory Acquisition) decreased to 39.6% for the six months ended February 27, 1999 from 40.7% for the six months ended February 28, 1998.

       EBITDA.   Consolidated EBITDA was $23.9 million for the six months
ended February 27, 1999, an increase of $3.2 million, or 15.7%, from $20.6 million for the six months ended February 28, 1998. The Sweet Factory Acquisition accounted for $2.0 million, or 62.4%, of the increase. As a percentage of total net sales, EBITDA was 21.5% for the six months ended February 27, 1999 as compared to 24.1% for the six months ended February 28, 1998. EBITDA (without giving effect to the Sweet Factory Acquisition) was $21.9 million for the six months ended February 27, 1999, an increase of $1.2 million, or 5.9%, from $20.6 million for the six months ended February 28, 1998. EBITDA as a percentage of total net sales (without giving effect to the Sweet Factory Acquisition) was 24.0% for the six months ended February 27, 1999 as compared to 24.1% for the six months ended February 28, 1998.

     OPERATING INCOME.   Consolidated operating income was $19.0 million for
the six months ended February 27, 1999, an increase of $1.7 million, or 9.6%, from income of $17.3 million for the six months ended February 28, 1998. The Sweet Factory Acquisition accounted for $0.4 million, or 24.2%, of the increase. Operating income (without giving effect to the Sweet Factory Acquisition) was $18.6 million for the six months ended February 27, 1999, an increase of $1.3 million, or 7.3%, from income of $17.3 million for the six months ended February 28, 1998. The growth resulted from the increase in EBITDA partially offset by higher depreciation and amortization expense.

    NET INCOME.   Consolidated net income was $13.2 million for the six
months ended February 27, 1999, an increase of $0.8 million, or 6.0%, from income of $12.5 million for the six months ended February 28, 1998. The Sweet Factory Acquisition accounted for $0.2 million, or 24.4%, of the increase. Interest expense was $6.0 million for the six months ended February 27, 1999, an increase of $0.7 million, or 13.9%, from $5.3 million for the six months ended February 28, 1998. This increase in interest expense is a result of the addition of $30.0 million in long-term debt used to finance the Sweet Factory Acquisition. Net income (without giving effect to the Sweet Factory Acquisition) was $13.1 million for the six months ended February 27, 1999, an increase of $0.6 million, or 4.6%, from income of $12.5 million for the six months ended February 28, 1998. Interest expense (without giving effect to the Sweet Factory Acquisition) was $5.9 million for the six months ended February 27, 1999, an increase of $0.6 million, or 12.8%, from $5.3 million for the three months ended February 28, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $19.3 million for the six months ended February 27, 1999 compared to $15.0 million for the six months ended February 28, 1998. Net income was $13.2 million for the six months ended February 27, 1999 and $12.5 million for the six months ended February 28, 1998. Net income included noncash depreciation and amortization charges of $4.8 million for the six months ended February 27, 1999 and $3.2 million for the six months ended February 28, 1998.

     Net cash used in investing activities increased to $30.8 million for the six months ended February 27, 1999 from $2.4 million for the six months ended February 28, 1998. The increase was a result of the purchase of Sweet Factory in December, 1998.

     As of February 27, 1999, the Company had $19.5 million available for borrowings under a $20 million revolving credit facility (the "Credit Facility"), which matures on July 1, 2000. As of February 27, 1999, a $0.5 million letter of credit was issued under the Credit Facility. As of February 27, 1999, the Company had outstanding $130.0 million of 10-1/4% senior secured notes due July 1, 2004.

      The Company believes that cash flow from operations, together with available cash and borrowings under the Credit Facility, will provide sufficient funds to meet the Company's debt service obligations, projected capital expenditures and working capital requirements for the foreseeable future. None of the Company's subsidiaries is subject to any restriction on its ability to pay dividends or make distributions to the Company.

YEAR 2000 READINESS DISCLOSURE

      In July 1996, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 96-14, Accounting for the Costs Associated with Modifying Computer Software for the Year 2000, which provides that costs associated with modifying computer software for the year 2000 be expensed as incurred.

      The Company has surveyed substantially all of its computer systems and is in the process of contacting suppliers and consultants to address "Year 2000" issues for software and hardware used by the Company. The Company currently is in the process of upgrading and improving its internal computer systems, which work is expected to be completed by August 1999. Following completion of this work and based on the representations and warranties of the Company's suppliers and consultants, the Company's computer systems are expected to be year 2000 compliant. The Company does not believe that the costs associated with making its computer systems year 2000 compliant will be material. However, if the Company's systems or the systems of other companies on whose services the Company depends or with whom the Company's systems interface are not year 2000 compliant, it could have a material adverse effect on the Company's results of operation and financial condition.

PART II - OTHER INFORMATION

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K


          (a) EXHIBIT 27.1 -- FINANCIAL DATA SCHEDULE FOR QUARTER ENDED FEBRUARY 27, 1999, FILED HEREWITH.

          (b) For the quarter ended February 27, 1999, the Company filed Current Reports on Form 8-K with the Securities and Exchange Commission on December 2, 1998 and December 22, 1998 and a Current Report on Form 8-K/A on February 19, 1999, which amended the Current Report on Form 8-K filed on December 22, 1998.


















                                     SIGNATURE


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                   ARCHIBALD CANDY CORPORATION



DATE:  APRIL 13, 1999.                  BY:  /S/ DONNA M. SNOPEK
                                             -------------------------
                                             DONNA M. SNOPEK
                                             VICE PRESIDENT OF FINANCE
                                              & ACCOUNTING