Form 10-Q
period 1999-05-29
ARCHIBALD CANDY CORP
filed 1999-07-13
CIK 1044269

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the Quarterly Period Ended May 29, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission File Number 333-33751

                           ARCHIBALD CANDY CORPORATION

                                                            36-0743280
      Incorporated in the                                  (IRS Employer
       State of Illinois                                Identification No.)

                          1137 West Jackson Boulevard
                            Chicago, Illinois 60607
                                 (312) 243-2700

      Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         As of May 29, 1999, the number of shares outstanding of the registrant's Common Stock was 19,200 shares, all of which was held by Fannie May Holdings, Inc.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           ARCHIBALD CANDY CORPORATION

                                    FORM 10-Q

                       FOR THE QUARTER ENDED MAY 29, 1999



                                      INDEX


                                                                       PAGE NO.
                                                                       --------

PART I - FINANCIAL INFORMATION:
-------------------------------
     ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS - AUGUST 29, 1998 AND
                 MAY 29, 1999 (UNAUDITED)                                 1

     CONSOLIDATED STATEMENTS OF OPERATIONS - THREE-MONTH PERIODS
               ENDED MAY 30, 1998 (UNAUDITED) AND
                 MAY 29, 1999 (UNAUDITED)                                 3

     CONSOLIDATED STATEMENTS OF OPERATIONS - NINE-MONTH PERIODS
               ENDED MAY 30, 1998 (UNAUDITED) AND
                 MAY 29, 1999 (UNAUDITED)                                 4

     CONSOLIDATED STATEMENTS OF CASH FLOWS - NINE-MONTH PERIODS
               ENDED MAY 30, 1998 (UNAUDITED) AND
                 MAY 29, 1999 (UNAUDITED)                                 5

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           6

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS             13


PART II - OTHER INFORMATION:
----------------------------

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                           17

SIGNATURES                                                               17

         THIS REPORT UPDATES ARCHIBALD CANDY CORPORATION'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 29, 1998, IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-Q. IT IS PRESUMED THAT THE READER HAS READ THE ANNUAL REPORT ON FORM 10-K.

         SOME INFORMATION INCLUDED IN THIS REPORT MAY CONSTITUTE FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. FROM TIME TO TIME, INFORMATION PROVIDED BY ARCHIBALD CANDY CORPORATION OR STATEMENTS MADE BY ITS EMPLOYEES MAY CONTAIN OTHER FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO: GENERAL ECONOMIC CONDITIONS INCLUDING INFLATION, INTEREST RATE FLUCTUATIONS, TRADE RESTRICTIONS, AND GENERAL DEBT LEVELS; COMPETITIVE FACTORS INCLUDING PRICE PRESSURES, TECHNOLOGICAL DEVELOPMENTS, AND PRODUCTS OFFERED BY COMPETITORS; INVENTORY RISKS DUE TO CHANGES IN MARKET DEMAND OR BUSINESS STRATEGIES; CHANGES IN EFFECTIVE TAX RATES; AND ANY DELAY OR INABILITY TO INTEGRATE THE COMPANY'S RECENT ACQUISITIONS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE. ARCHIBALD CANDY CORPORATION UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                  Archibald Candy Corporation and Subsidiaries

                           Consolidated Balance Sheets

                     As of August 29, 1998 and May 29, 1999


                                       AUGUST 29,      MAY 29,
                                          1998          1999
                                       (Audited)     (Unaudited)
                                     -------------  ------------
                                        (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents          $     13,081      $   23,844
  Accounts receivable, net                  1,380           1,727
  Inventories                              24,602          27,591
  Prepaid expenses and other
    current assets                            306           2,691
                                     ------------       ---------
Total current assets                       39,369          55,853

Property, plant, and equipment, net        20,927          47,211
Goodwill, net                              31,161          30,461
Noncompete agreements and other
  intangibles, net                            109           1,932
Deferred financing fees, net                3,698           6,790
Other assets                                2,825           2,848
Deferred income taxes                       --              3,673

                                     ------------       ---------
Total assets                         $     98,089      $  148,768
                                     ------------      ----------
                                     ------------      ----------


                                             AUGUST 29,     MAY 29,
                                               1998          1999
                                             (Audited)    (Unaudited)
                                           -------------  ------------
                                             (DOLLARS IN THOUSANDS)

LIABILITIES AND SHAREHOLDER'S
 EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                        $      4,728     $    4,624
  Accrued liabilities                            4,956         12,467
  Payroll and related liabilities                2,600          3,577
  Current portion of capital lease
    obligations                                     97            156
                                          -------------    -----------
Total current liabilities                       12,381         20,824

Due to affiliate                                   604            604
Long-term debt                                 100,000        130,000
Deferred rent                                      --           1,845
Capital lease obligations, less
  current portion                                   48             84

Shareholder's equity (deficit):
  Common stock, $0.01 par value:
    Authorized -- 25,000 shares
    Issued and outstanding --
      19,200 shares                                --              --
  Additional paid-in-capital                    18,700          18,700
  Accumulated deficit                          (33,644)        (23,289)
                                          -------------    ------------
Total shareholder's equity
  (deficit)                                    (14,944)        ( 4,589)
                                          -------------    ------------
Total liabilities and shareholder's
  equity (deficit)                        $     98,089     $   148,768
                                          -------------    ------------
                                          -------------    ------------

                            See accompanying notes.

                  Archibald Candy Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)


                                             THREE MONTHS ENDED
                                        ----------------------------
                                           MAY 30,        MAY 29,
                                            1998           1999
                                        -------------  -------------
                                           (DOLLARS IN THOUSANDS)

Net sales                               $     26,216    $   44,704
Cost of sales, excluding depreciation          9,092        15,729
Selling, general, and administrative
  expenses, excluding depreciation and
  amortization                                14,944        25,576
Depreciation and amortization expense          1,191         2,773
Amortization of goodwill and other
  intangibles                                    420           808
Management fees and other fees                   133           135
                                        -------------  ------------
Operating income (loss)                          436          (317)

Other (income) and expense:
  Interest expense                             2,521          3,380
  Interest income                               (390)          (254)
  Other income and expense                       (68)           (89)
                                        -------------  -------------
(Loss) before income taxes                    (1,627)        (3,354)
Provision (benefit) for income taxes              43           (473)
                                        -------------  -------------
Net (loss)                              $     (1,670)    $   (2,881)
                                        -------------  -------------
                                        -------------  -------------

                       See accompanying notes.

                  Archibald Candy Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)


                                             NINE MONTHS ENDED
                                        ----------------------------
                                           MAY 30,       MAY 29,
                                            1998          1999
                                        -------------  -------------
                                           (DOLLARS IN THOUSANDS)

Net sales                               $   111,786     $   155,806
Cost of sales, excluding depreciation        39,062          56,039
Selling, general, and administrative
  expenses, excluding depreciation and
  amortization                               49,767          72,340
Depreciation and amortization expense         3,573           6,584
Amortization of goodwill and other
  intangibles                                 1,260           1,812
Management fees and other fees                  391             393
                                        ------------    ------------
Operating income                             17,733          18,638

Other (income) and expense:
  Interest expense                            7,780           9,373
  Interest income                              (873)           (605)
  Other income and expense                     (195)           (209)
                                        ------------    ------------
Income before income taxes                   11,021          10,079
Provision (benefit) for income taxes            209            (276)
                                        ------------    ------------
Net income                              $    10,812     $    10,355
                                        ------------    ------------
                                        ------------    ------------

                            See accompanying notes.

                  Archibald Candy Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                (Unaudited)



                                             NINE MONTHS ENDED
                                        ----------------------------
                                           MAY 30,        MAY 29,
                                            1998           1999
                                        -------------  -------------
                                           (DOLLARS IN THOUSANDS)

OPERATING ACTIVITIES
Net income                              $      10,812  $   10,355
Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization                 4,833       8,396
  Changes in operating assets and
     liabilities:
       Accounts receivable, net                  (546)        314
       Inventories                                759       2,766
       Prepaid expenses and other
        current assets                           (599)       (129)
       Other assets                               154        (374)
       Accounts payable, accrued
         liabilities and deferred rent          2,912      (3,239)
                                        -------------- -----------
Net cash provided by operating
 activities                                    18,325      18,089

INVESTING ACTIVITIES
Acquisition of Sweet Factory net of
  cash acquired                                  --       (28,002)
Purchase of property, plant, and
  equipment                                    (3,370)     (4,954)
                                        -------------- -----------
Net cash used in investing activities          (3,370)    (32,956)

FINANCING ACTIVITIES
Principal payments of capital lease
  obligations                                    (331)       (218)
Proceeds of long-term debt                        --       30,000
Costs related to refinancing                     (501)     (4,152)
                                        -------------- -----------
Net cash provided by (used in)
  financing activities                           (832)     25,630
                                        -------------- -----------
Net increase in cash and cash
  equivalents                                  14,123      10,763
Cash and cash equivalents beginning of
  period                                       15,801      13,081
                                        -------------- -----------
Cash and cash equivalents end of
  period                                $      29,924  $   23,844
                                        -------------- -----------
                                        -------------- -----------
SUPPLEMENTAL SCHEDULE OF CASH
  TRANSACTIONS
Interest paid                           $       4,295  $    4,843
                                        -------------- -----------
                                        -------------- -----------


                         See accompanying notes.

                  Archibald Candy Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                May 29, 1999

                           (DOLLARS IN THOUSANDS)


1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         Archibald Candy Corporation (the "Company") is a manufacturer and marketer of boxed chocolates and other confectionery items. The Company manufactures a variety of candies and operates confectionery retail chains under the Fannie May, Fanny Farmer and Sweet Factory brand names. As of
May 29, 1999, the Company operated 233 Fannie May stores, 74 Fanny Farmer stores and 253 Sweet Factory stores. The Company also sells its Fannie May and Fanny Farmer branded products in approximately 8,000 third-party retail outlets as well as through its quantity order, mail order and fundraising programs. The Company is a wholly owned subsidiary of Fannie May Holdings, Inc. The Company conducts its Sweet Factory operations through Sweet Factory Group, Inc., a wholly-owned subsidiary of the Company, and its three wholly-owned subsidiaries.

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

         Results of operations for the period from August 30, 1998 to May 29, 1999 are not necessarily indicative of the results that may be achieved for the entire year.

2. INVENTORIES

         Inventories at August 29, 1998 and May 29, 1999 are comprised of the following:


                                              AUGUST 29,      MAY 29,
                                                 1998          1999
                                             ------------    ----------
        Raw materials ..................        $10,044       $  9,918
        Work in process ................            303            469
        Finished goods .................         14,255         17,204
                                             ------------    ----------
                                                $24,602       $ 27,591
                                             ------------    ----------
                                             ------------    ----------

3. DEBT AND CAPITAL LEASES

         Long-term debt at August 29, 1998 and May 29, 1999 is comprised of $100.0 million of 10-1/4% senior secured notes due July 1, 2004 and $0.1 million of capital lease obligations, and $130.0 million of 10-1/4% senior secured notes due July 1, 2004 and $0.2 million of capital lease obligations, respectively.

4. INCOME TAXES

         The provision (benefit) for income taxes differs from the amount of income tax expense computed by applying the United States federal income tax rate due to the benefit of net operating losses that were not recognized in prior periods.

5. ACQUISITION AND RELATED FINANCING

         On December 7, 1998, the Company acquired Sweet Factory Group, Inc. pursuant to an Agreement and Plan of Reorganization dated as of November 24, 1998. The purchase price of approximately $28.0 million consisted of Archibald Candy Corporation's (i) payment of $18.0 million in cash to the stockholders of Sweet Factory Group, Inc. and (ii) repayment of $10.0 million of indebtedness and other obligations of Sweet Factory Group, Inc.

         The Company funded the acquisition of Sweet Factory Group, Inc., in part, through the issuance and sale of $30.0 million of 10-1/4% senior secured notes due July 1, 2004 in an unregistered offering.

         On June 8, 1999, the Company acquired through its subsidiary Archibald Candy (Canada) Corporation, substantially all of the assets of the Laura Secord retail business of Nestle Canada Inc. ("Nestle") pursuant to an Asset Purchase Agreement dated as of May 26, 1999 between the Company and Nestle for total consideration of approximately $42.2 million (U.S.).

         The Company funded the Laura Secord acqusition, in part, through the issuance and sale of $40.0 million of 10-1/4% senior secured notes due July 1, 2004 in an unregistered offering.

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

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF MAY 29, 1999
                                (UNAUDITED)


                                           ARCHIBALD
                                             CANDY         GUARANTOR
                                          CORPORATION     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                          -----------     ------------    ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                $ 17,282          $ 6,562      $    -             $ 23,844
  Accounts receivable, net                    1,467              260           -                1,727
  Inventories                                22,675            4,916           -               27,591
  Prepaid expenses and
    other current assets                        750            1,941           -                2,691
                                           --------          -------      ----------         ---------

Total current assets                         42,174           13,679           -               55,853

Property, plant and equipment, net           22,041           25,170           -               47,211
Goodwill, net                                30,461             -              -               30,461
Noncompete agreements and other
 intangibles, net                                95            1,837           -                1,932
Deferred financing fees, net                  6,790             -              -                6,790
Other assets                                  2,848             -              -                2,848
Intercompany                                 18,524             -          (18,524)               -
Investment in subsidiary                     17,740             -          (17,740)               -
Deferred income taxes                           -              3,673           -                3,673
                                           --------          -------      ---------          ---------
Total assets                               $140,673          $44,359      $(36,264)          $148,768
                                           --------          -------      ---------          ---------
                                           --------          -------      ---------          ---------

LIABILITIES AND SHAREHOLDER'S
 EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable                         $  3,364          $ 1,260      $    -             $  4,624
  Accrued liabilities                         8,633            3,834           -               12,467
  Payroll and related liabilities             2,621              956           -                3,577
  Current portion of capital lease
    obligations                                  15              141           -                  156
                                           --------          -------      ---------          ---------
Total current liabilities                    14,633            6,191           -               20,824

  Due to affiliate                              604               -            -                  604
  Long-term debt                            130,000               -            -              130,000
  Deferred rent                                  -             1,845           -                1,845
  Capital lease obligations, less current
    portion                                      25               59           -                   84
  Intercompany                                   -            18,524       (18,524)               -

Total shareholder's equity (deficit)         (4,589)          17,740       (17,740)            (4,589)
                                            -------          -------      ---------          ---------
Total liabilities and shareholder's
  equity (deficit)                         $140,673          $44,359      $(36,264)          $148,768
                                           --------          -------      ---------          ---------
                                           --------          -------      ---------          ---------

                                          CONSOLIDATING STATEMENT OF OPERATIONS
                                         FOR THE THREE MONTHS ENDED MAY 29, 1999
                                                        (UNAUDITED)

                                                  ARCHIBALD
                                                    CANDY          GUARANTOR
                                                  CORPORATION     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                  -----------     ------------    ------------     ------------
Net sales                                         $ 27,010          $ 17,694         $  -           $ 44,704
Cost of sales, excluding depreciation                9,649             6,080            -             15,729
Selling, general, and administrative expenses,
  excluding depreciation and amortization           14,758            10,818            -             25,576
Depreciation and amortization expense                1,170             1,603            -              2,773
Amortization of goodwill and other intangibles         688               120            -                808
Management fees and other fees                         135               -              -                135
                                                  ---------         ---------        -------        ---------
Operating income (loss)                                610              (927)           -               (317)

Other (income) expense:
  Interest expense                                   3,367                13            -              3,380
  Interest income                                     (254)               -             -               (254)
  Other income and expense                             (86)               (3)           -                (89)
Equity (earnings) of subsidiaries                      444                 -           (444)             -
                                                  ---------         ---------        -------        ---------
Income (loss) before income taxes                   (2,861)             (937)           444           (3,354)
Provision (benefit) for income taxes                    20              (493)            -              (473)
                                                  ---------         ---------        -------        ---------
Net income (loss)                                 $ (2,881)         $   (444)        $  444         $ (2,881)
                                                  ---------         ---------        -------        ---------
                                                  ---------         ---------        -------        ---------

                                CONSOLIDATING STATEMENT OF INCOME
                             FOR THE NINE MONTHS ENDED MAY 29, 1999
                                         (UNAUDITED)


                                                   ARCHIBALD
                                                     CANDY          GUARANTOR
                                                   CORPORATION     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                   -----------     ------------    ------------     ------------

Net sales                                          $  118,260        $ 37,546         $   -          $ 155,806
Cost of sales, excluding depreciation                  42,727          13,312             -             56,039
Selling, general, and administrative expenses,
  excluding depreciation and amortization              50,928          21,412             -             72,340
Depreciation and amortization expense                   3,510           3,074             -              6,584
Amortization of goodwill and other intangibles          1,538             274             -              1,812
Management fees and other fees                            393              -              -                393
                                                    ---------       ----------        --------      ------------
Operating income (loss)                                19,164            (526)            -             18,638

Other (income) expense:
  Interest expense                                      9,299              74             -              9,373
  Interest income                                        (601)             (4)            -               (605)
  Other income and expense                               (209)              -             -               (209)
Equity (earnings) of subsidiaries                         260               -            (260)              -
                                                   ----------         --------        --------      ------------
Income (loss) before income taxes                      10,415            (596)            260           10,079
Provision (benefit) for income taxes                       60            (336)            -               (276)
                                                   ----------         --------        --------      ------------
Net income (loss)                                  $   10,355         $  (260)        $   260         $ 10,355
                                                   ----------         --------        --------      ------------
                                                   ----------         --------        --------      ------------

                   CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR NINE MONTHS ENDED MAY 29, 1999


                                                    ARCHIBALD
                                                      CANDY         GUARANTOR
                                                   CORPORATION     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                   -----------     ------------    ------------     ------------
OPERATING ACTIVITIES
Net income (loss)                                    $ 10,355       $  (260)          $ 260           $ 10,355
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
     Depreciation and amortization                      5,048         3,348             -                8,396
     Equity earnings in subsidiaries                      260           -              (260)               -
     Changes in operating assets and liabilities:
        Accounts receivables, net                         (87)          401             -                  314
        Inventories                                     1,927           839             -                2,766
        Prepaid expenses and other current assets        (444)          315             -                 (129)
        Intercompany                                  (18,524)       18,524             -                   -
        Other assets                                     (374)           -              -                 (374)
        Accounts payable, accrued liabilities and
           deferred rent                                2,570        (5,809)            -               (3,239)
                                                     ---------      --------          ------          ---------
Net cash provided by operating activities                 731        17,358             -               18,089

INVESTING ACTIVITIES
Acquisition of Sweet Factory net of cash acquired         -         (28,002)            -              (28,002)
Investment in subsidiaries                            (18,000)       18,000             -                  -
Purchase of property, plant, and equipment             (4,273)         (681)            -               (4,954)
                                                     ---------      --------          ------          ---------
Net cash used in investing activities                 (22,273)      (10,683)            -              (32,956)

FINANCING ACTIVITIES
Principle payments of capital lease obligations          (105)         (113)            -                 (218)
Proceeds of long-term debt                             30,000           -               -               30,000
Costs related to refinancing                           (4,152)          -               -               (4,152)
                                                     ---------      --------          ------          ---------
Net cash provided by (used in) financing
 activities                                            25,743          (113)            -               25,630

Net increase in cash and cash equivalents               4,201         6,562             -               10,763
Cash and cash equivalents beginning of period          13,081           -               -               13,081
                                                     ---------      --------          ------          ---------
Cash and cash equivalents end of period              $ 17,282       $ 6,562           $ -             $ 23,844
                                                     ---------      --------          ------          ---------
                                                     ---------      --------          ------          ---------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 29, 1999 COMPARED TO THREE MONTHS ENDED  MAY 30, 1998

         NET SALES. Consolidated net sales for the three months ended May 29, 1999 were $44.7 million, an increase of $18.5 million, or 70.5%, from $26.2 million for the three months ended May 30, 1998. The growth in sales was primarily the result of increased Company-Operated Retail (1) sales resulting from the acquisition of Sweet Factory Group, Inc. in December 1998 (the
"Sweet Factory Acquisition"), which accounted for $17.7 million, or 95.7%, of the increase in net sales. Consolidated Company-Operated Retail net sales were $39.4 million for the three months ended May 29, 1999, an increase of $17.7 million, or 82.1%, from $21.6 million for the three months ended May 30, 1998. The Sweet Factory Acquisition accounted for $17.7 million, or 99.7%, of the increase. Net sales (without giving effect to the Sweet Factory Acquisition) for the three months ended May 29, 1999, were $27.0 million, an increase of $0.8 million, or 3.0%, from $26.2 million for the three months ended May 30, 1998. Company-Operated Retail net sales (without giving effect to the Sweet Factory Acquisition) for the three months ended May 29, 1999 were $21.7 million, and $21.6 million for the three months ended May 30, 1998. Same store sales for the Company's Fannie May and Fanny Farmer retail stores increased 1.1% over the prior period. There were 307 Company-operated Fannie May and Fanny Farmer retail stores at May 29, 1999 compared to 319 stores at May 30, 1998. For the three months ended May 29, 1999, Fannie May and Fanny Farmer Third-Party Retail (2) sales were $3.2 million, an increase of $0.7 million, or 27.1%, from $2.5 million for the three months ended May 30, 1998. This increase is primarily the result of the growth in sales of Fannie May boxed chocolates through the addition of new third-party retail channels. For the three months ended May 29, 1999 and May 30, 1998,
Non-Retail (3) sales were $2.1 million.

         GROSS PROFIT. Consolidated gross profit for the three months ended May 29, 1999 was $29.0 million, an increase of $11.9 million, or 69.2%, from $17.1 million for the three months ended May 30, 1998. The Sweet Factory Acquisition accounted for $11.6 million, or 98.0%, of this increase. Consolidated gross profit as a percentage of net sales decreased to 64.8% for the three months ended May 29, 1999 from 65.3% for the three months ended May 30, 1998. Gross profit (without giving effect to the Sweet Factory Acquisition) for the three months ended May 29, 1999 was $17.4 million, an increase of $0.2 million, or 1.4%, from $17.1 million for the three months ended May 30, 1998. Gross profit as a percentage of net sales (without giving effect to the Sweet Factory Acquisition) decreased to 64.3% for the three months ended May 29, 1999 from 65.3% for the three months ended May 30, 1998 due to the shift in mix towards lower gross margin sales.

         SELLING, GENERAL AND ADMINISTRATIVE. Consolidated selling, general and administrative ("SG&A") expenses for the three months ended May 29, 1999 were $25.6 million, an increase of $10.6 million, or 71.1%, from $14.9 million for the three months ended May 30, 1998. The Sweet Factory Acquisition accounted for $10.8 million of the increase. As a percentage of total net sales, SG&A expenses increased to 57.2% for the three months ended May 29, 1999 from 57.0% for the three months ended May 30, 1998. SG&A expenses (without giving effect to the Sweet Factory Acquisition) for the three months ended May 29, 1999 were $14.8 million, a decrease of $0.2 million, or 1.2%, from $14.9 million for the three months ended May 30, 1998. SG&A expenses as a percentage of net sales (without giving effect to the Sweet Factory Acquisition) decreased to 54.6% for the three months ended May 29, 1999 from 57.0% for the three months ended May 30, 1998.

         EBITDA. Consolidated earnings before interest, income taxes, depreciation, and amortization ("EBITDA") was $3.4 million for the three months ended May 29, 1999, an increase of $1.2 million, or 58.5%, from $2.1 million for the three months ended May 30, 1998. The Sweet Factory Acquisition accounted for $0.8 million, or 64.6%, of the increase. As a percentage of total net sales, consolidated EBITDA was 7.5% for the three months ended May 29, 1999 as compared to 8.1% for the three months ended May 30, 1998. EBITDA (without giving effect to the Sweet Factory Acquisition) was $2.6 million for the three months ended May 29, 1999, an increase of $0.4 million, or 20.7%, from $2.1 million for the three months ended May 30, 1998. EBITDA as a percentage of net sales (without giving effect to the Sweet Factory Acquisition) was 9.5% for the three months ended May 29, 1999 as compared to 8.1% for the three months ended May 30, 1998.

         OPERATING INCOME (LOSS). Consolidated operating loss was $0.3 million for the three months ended May 29, 1999, a decrease of $0.8 million, from operating income of $0.4 million for the three months ended May 30, 1998. The Sweet Factory Acquisition accounted for an operating loss of $0.9 million. Operating income (without giving effect to the Sweet Factory Acquisition) was $0.6 million for the three months ended May 29, 1999, an increase of $0.2 million, or 39.9%, from $0.4 million for the three months ended May 30, 1998. The increase was a result of higher EBITDA.

         NET INCOME (LOSS). Consolidated net loss was $2.9 million for the three months ended May 29, an increase of $1.2 million, or 72.5%, from a net loss of $1.7 million for the three months ended May 30, 1998. The Sweet Factory Acquisition accounted for $0.4 million, or 36.7%, of the increase. Interest expense was $3.4 million for the three months ended May 29, 1999, an increase of $0.9 million, or 34.1%, from $2.5 million for the three months ended May 30, 1998. This increase in interest expense is a result of the addition of $30.0 million in long-term debt used to finance the Sweet Factory Acquisition. Net loss (without giving effect to the Sweet Factory Acquisition) was $2.4 million for the three months ended May 29, 1999, an increase of $0.8 million, or 45.9%, from a net loss of $1.7 million for the three months ended May 30, 1998. Interest expense (without giving effect to the Sweet Factory Acquisition) was $3.4 million for the three months ended May 29, 1999, an increase of $0.8 million, or 33.6%, from $2.5 million for the three months ended May 30, 1998.

  (1) Company-Operated Retail includes sale of Company and third-party branded products through Company-Operated Fannie May, Fanny Farmer, and Sweet Factory stores.

  (2) Third-Party Retail includes sale of the Company's Fannie May and Fanny Farmer branded products through grocery stores, drug stores and other independent retailers that purchase such products at wholesale pricing for resale to the consumer.

  (3) Non-Retail includes sale of the Company's Fannie May and Fanny Farmer branded products through the Company's quantity order, mail order and fundraising programs.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NINE MONTHS ENDED MAY 29, 1999 COMPARED TO NINE MONTHS ENDED  MAY 30, 1998

         NET SALES. Consolidated net sales for the nine months ended May 29, 1999 were $155.8 million, an increase of $44.0 million, or 39.4%, from $111.8 million for the nine months ended May 30, 1998. The growth in sales was primarily the result of increased Company-Operated Retail sales resulting from the Sweet Factory Acquisition, which accounted for $37.5 million, or 85.3%, of the increase in net sales. Consolidated Company-Operated Retail net sales were $116.9 million for the nine months ended May 29, 1999, an increase of $37.8 million, or 47.8%, from $79.1 million for the nine months ended May 30, 1998. The Sweet Factory Acquisition accounted for $37.5 million, or
99.3%, of the increase. Net sales (without giving effect to the Sweet Factory Acquisition) for the nine months ended May 29, 1999 were $118.3 million, an increase of $6.5 million, or 5.8%, from $111.8 million for the nine months ended May 30, 1998. Company-Operated Retail net sales (without giving effect to the Sweet Factory Acquisition) were $79.4 million for the nine months ended May 29, 1999, an increase of $0.3 million, or 0.3%, from $79.1 million for the nine months ended May 30, 1998. Same store sales for the Company's Fannie May and Fanny Farmer retail stores increased 0.5% over the prior period. There were 307 Company-operated Fannie May and Fanny Farmer retail stores at May 29, 1999 compared to 319 stores at May 30, 1998. For the nine months ended May 29, 1999, Fannie May and Fanny Farmer Third-Party Retail sales were $22.5 million, an increase of $6.3 million, or 38.7%, from $16.2 million for the nine months ended May 30, 1998. This increase reflects the continued results of management's strategy to expand Third-Party Retail sales into new markets. For the nine months ended May 29, 1999, Non-Retail sales were $16.3 million and $16.4 million for the nine months ended May 30, 1998.

         GROSS PROFIT. Consolidated gross profit for the nine months ended May 29, 1999 was $99.8 million, an increase of $27.0 million, or 37.2%, from $72.7 million for the nine months ended May 30, 1998. The Sweet Factory Acquisition accounted for $24.2 million, or 89.6%, of the increase. Consolidated gross profit as a percentage of net sales decreased to 64.0% for the nine months ended May 29, 1999 from 65.1% for the nine months ended May 30, 1998. Gross profit (without giving effect to the Sweet Factory Acquisition) for the nine months ended May 29, 1999 was $75.5 million, an increase of $2.8 million, or 3.9%, from $72.7 million for the nine months ended May 30, 1998. Gross profit as a percentage of net sales (without giving effect to the Sweet Factory Acquisition) decreased to 63.9% for the nine months ended May 29, 1999 from 65.1% for the nine months ended May 30, 1998 due to the shift in mix towards lower gross margin sales.

         SELLING, GENERAL AND ADMINISTRATIVE. Consolidated SG&A expenses for the nine months ended May 29, 1999 were $72.3 million, an increase of $22.6 million, or 45.4%, from $49.8 million for the nine months ended May 30, 1998. The Sweet Factory Acquisition accounted for $21.4 million, or 94.9%, of the increase. As a percentage of total net sales, SG&A expenses increased to 46.4% for the nine months ended May 29, 1999 from 44.5% for the nine months ended May 30, 1998. SG&A expenses (without giving effect to the Sweet Factory Acquisition) for the nine months ended May 29, 1999, were $50.9 million, an increase of $1.2 million, or 2.3%, from $49.8 million for the nine months ended May 30, 1998. This increase in SG&A expenses was primarily due to the growth in the Company's Third-Party Retail channel. SG&A expenses as a percentage of net sales (without giving effect to the Sweet Factory Acquisition) decreased to 43.1% for the nine months ended May 29, 1999 from 44.5% for the nine months ended May 30, 1998.

         EBITDA. Consolidated EBITDA was $27.2 million for the nine months ended May 29, 1999, an increase of $4.5 million, or 19.7%, from $22.8 million for the nine months ended May 30, 1998. The Sweet Factory Acquisition accounted for $2.8 million, or 63.0%, of the increase. As a percentage of total net sales, Consolidated EBITDA was 17.5% for the nine months ended May 29, 1999 as compared to 20.4% for the nine months ended May 30, 1998. EBITDA (without giving effect to the Sweet Factory Acquisition) was $24.4 million for the nine months ended May 29, 1999, an increase of $1.7 million, or 7.3%, from $22.8 million for the nine months ended May 30, 1998. EBITDA as a percentage of total net sales (without giving effect to the Sweet Factory Acquisition) was 20.7% for the nine months ended May 29, 1999 as compared to 20.4% for the nine months ended May 30, 1998.

         OPERATING INCOME (LOSS). Consolidated operating income was $18.6 million for the nine months ended May 29, 1999, an increase of $0.9 million, or 5.1%, from operating income of $17.7 million for the nine months ended May 30, 1998. The Sweet Factory Acquisition accounted for an operating loss of $0.5 million. Operating income (without giving effect to the Sweet Factory Acquisition) was $19.2 million for the nine months ended May 29, 1999, an increase of $1.4 million, or 8.1%, from income of $17.7 million for the nine months ended May 30, 1998. The growth resulted from the increase in EBITDA partially offset by higher depreciation and amortization expense.

         NET INCOME (LOSS). Consolidated net income was $10.4 million for the nine months ended May 29, 1999, a decrease of $0.5 million, or 4.2 %, from net income of $10.8 million for the nine months ended May 30, 1998. The Sweet Factory Acquisition accounted for a net loss of $0.3 million. Interest expense was $9.4 million for the nine months ended May 29, 1999, an increase of $1.6 million, or 20.5%, from $7.8 million for the nine months ended May 30, 1998. This increase in interest expense is a result of the addition of $30.0 million in long-term debt used to finance the Sweet Factory Acquisition. Net income (without giving effect to the Sweet Factory Acquisition) was $10.6 million for the nine months ended May 29, 1999, a decrease of $0.2 million, or 1.8%, from net income of $10.8 million for the nine months ended May 30, 1998. Interest expense (without giving effect to the Sweet Factory Acquisition) was $9.3 million for the nine months ended May 29, 1999, an increase of $1.5 million, or 19.5%, from $7.8 million for the nine months ended May 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Net income was $10.4 million for the nine months ended May 29, 1999 and $10.8 million for the nine months ended May 30, 1998. Net cash provided by operating activities was $18.1 million for the nine months ended May 29, 1999 compared to $18.3 million for the nine months ended May 30, 1998. Net income included noncash depreciation and amortization charges of $8.4 million for the nine months ended May 29, 1999 and $4.8 million for the nine months ended May 30, 1998.

         Net cash used in investing activities increased to $33.0 million for the nine months ended May 29, 1999 from $3.4 million for the nine months ended May 30, 1998. The increase was a result of the Sweet Factory Acquisition.

         As of May 29, 1999, the Company had $13.3 million (per the borrowing base calculation) available for borrowings under a $20 million revolving credit facility (the "Credit Facility"), which matures on July 1, 2000. As of May 29, 1999, a $0.5 million letter of credit was issued under the Credit Facility. As of May 29, 1999, the Company had outstanding $130.0 million of 10-1/4% senior secured notes due July 1, 2004.

         The Company believes that cash flows from operations, together with available cash and borrowings under the Credit Facility, will provide sufficient funds to meet the Company's debt service obligations, projected capital expenditures and working capital requirements for the foreseeable future. None of the Company's subsidiaries is subject to any restriction on its ability to pay dividends or make distributions to the Company.

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

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBIT 27.1 -- FINANCIAL DATA SCHEDULE FOR QUARTER ENDED MAY 29, 1999, FILED HEREWITH.

  (b) No reports were filed on Form 8-K for the quarter ended May 29, 1999.


                                    SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                           ARCHIBALD CANDY CORPORATION

DATE:  July 13, 1999.

                           BY: /S/ DONNA M. SNOPEK
                           DONNA M. SNOPEK
                           VICE PRESIDENT OF FINANCE & ACCOUNTING