Form 10-K405
period 1999-08-28
ARCHIBALD CANDY CORP
filed 1999-11-26
CIK 1044269

                                               COMMISSION FILE NUMBER: 333-33751
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED AUGUST 28, 1999.

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM TO .

                            ------------------------

                          ARCHIBALD CANDY CORPORATION
             (Exact name of registrant as specified in its charter)

               ILLINOIS                                      36-0743280
     (State or other jurisdiction                         (I.R.S. Employer
   of incorporation or organization)                     Identification No.)

     1137 WEST JACKSON BOULEVARD,                            TELEPHONE:
        CHICAGO, ILLINOIS 60607                            (312) 243-2700

 (Address and telephone number of the registrant's principal executive office)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 243-2700

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of November 24, 1999, none of the registrant's Common Stock, par value $.01 per share, was held by non-affiliates of the registrant.

    As of November 24, 1999, the number of shares outstanding of the registrant's Common Stock was 19,200, all of which was held by Fannie May Holdings, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

                                                              PAGE NUMBER
                                                              OR REFERENCE
                                                              ------------
PART I
  Item 1--Business..........................................        1
  Item 2--Properties........................................       10
  Item 3--Legal Proceedings.................................       10
  Item 4--Submission of Matters to a Vote of Security
    Holders.................................................       10

PART II
  Item 5--Market for the Company's Common Equity and Related
    Stockholder Matters.....................................       11
  Item 6--Selected Financial Data...........................       12
  Item 7--Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................       14
  Item 8--Financial Statements and Supplementary Data.......       21
  Item 9--Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosures....................       21

PART III
  Item 10--Directors and Executive Officers of the
    Company.................................................       22
  Item 11--Executive Compensation...........................       24
  Item 12--Security Ownership of Certain Beneficial Owners
    and Management..........................................       28
  Item 13--Certain Relationships and Related Transactions...       31

PART IV
  Item 14--Exhibits, Financial Statement Schedules, and
    Reports on Form 8-K.....................................       34

                                     PART I
                                ITEM 1--BUSINESS

    AS USED IN THIS REPORT, "WE" OR THE "COMPANY" REFERS TO ARCHIBALD CANDY CORPORATION AND "HOLDINGS" REFERS TO FANNIE MAY HOLDINGS, INC. THE COMPANY IS A WHOLLY-OWNED SUBSIDIARY OF HOLDINGS. THE TERM "PRO FORMA" REFERS TO WHAT OUR BUSINESS MIGHT HAVE LOOKED LIKE IF OUR RECENT ACQUISITIONS OF SWEET FACTORY GROUP, INC. AND THE LAURA SECORD RETAIL BUSINESS OF NESTLE CANADA INC. HAD OCCURRED AT THE BEGINNING OF THE APPLICABLE PERIOD WITH REGARD TO INCOME STATEMENT ITEMS OR, ON THE DATE INDICATED, WITH REGARD TO BALANCE SHEET ITEMS.

GENERAL

    The Company is a manufacturer and marketer of quality boxed chocolates and other confectionery items. Founded in 1921, we manufacture a variety of candies and operate confectionery retail chains under the Fannie May, Fanny Farmer, Sweet Factory and Laura Secord brand names. As of August 28, 1999, we sold our products through 727 Company-operated stores and approximately 9,300 third-party retail outlets in 40 states in the United States and 9 provinces in Canada. We also sell our Fannie May and Fanny Farmer branded products through a variety of non-retail programs, including our quantity order, mail order and fundraising programs. We believe that consumers widely recognize our products for their quality, freshness and value, and that the Fannie May, Fanny Farmer, Sweet Factory and Laura Secord brand names are among the strongest in the confectionery industry and offer significant opportunities for growth.

    On December 7, 1998, we acquired Sweet Factory Group, Inc., a leading specialty bulk candy retailer with 252 stores located throughout the United States. On June 8, 1999, our subsidiary Archibald Candy (Canada) Corporation acquired substantially all of the assets of the Laura Secord retail business of Nestle Canada Inc. Laura Secord is the leading retailer of boxed chocolates in Canada, with 173 retail stores and distribution through more than 1,300 third-party retail outlets in Canada.

    Our pro forma sales for the fiscal year ended August 28, 1999 were approximately $258 million. Pro forma earnings before interest, income taxes, depreciation and amortization for the same period was approximately $32 million.

THE INDUSTRY

    The U.S. confectionery industry had 1997 retail sales of approximately $23 billion. The U.S. confectionery industry is characterized by moderate long-term growth in consumer demand, with the per capita consumption of candy increasing from approximately 18 pounds in 1987 to over 27 pounds in 1997. The U.S. confectionery market is comprised of two broad sectors: non-chocolates and chocolates, which represent approximately 54% and 46% of the confectionery market, respectively. Non-chocolate products include a wide range of confectionery items, including jelly beans, gummi bears, hard candies and licorice. From 1993 to 1997, sales volume in the U.S. non-chocolate and chocolate sectors grew at the rates of 18.9% and 6.4%, respectively. Within the U.S. chocolate sector, total sales of boxed chocolates were approximately $1.6 billion in 1997. Our management believes that the Canadian confectionery industry had 1997 retail sales of approximately $1.2 billion.

BUSINESS STRATEGY

    Our business strategy is to grow our core brands and acquire and build other leading brand names in the confectionery industry and to leverage these brands through a multi-channeled distribution network. We acquired the Fanny Farmer brand in fiscal 1992 to complement our existing Fannie May brand. Our acquisition of Sweet Factory in December 1998 provided us with a leading name in non-chocolate, bulk candy retail and our acquisition of Laura Secord in June 1999 provided us with the leading retailer of boxed chocolates in Canada. We expect to continue to grow our brands with a strategy that includes the following key elements:

    - CONTINUE TO IMPROVE COMPANY-OPERATED STORES. Our retail store strategy consists of two main components: (1) continuing to improve same store sales by enhancing merchandising, customer service and product selection and (2) reducing store operating costs, primarily by selectively closing unprofitable stores.

    - INCREASE PRODUCT AVAILABILITY THROUGH COMPANY-OPERATED STORES AND THIRD-PARTY RETAIL PROGRAMS. Our strategy of increasing product availability is based on cross-marketing Fannie May and Sweet Factory product offerings in Company-operated stores as well as increasing sales of all of our brands through third-party channels.

    - GROW NON-RETAIL SALES. We have developed several non-retail sales channels for our Fannie May and Fanny Farmer brands, including our: (1) quantity order program, (2) mail order program and (3) fundraising program. We believe that these non-retail sales channels provide potential future sales growth for all of our brands without the overhead generally associated with maintaining a retail store.

    - PURSUE STRATEGIC ACQUISITIONS. We intend to continue to pursue selective acquisitions that complement or provide further opportunities to use our brands, manufacturing resources and/or distribution systems.

PRODUCTS

    We manufacture over three-quarters of the products that we sell under our Fannie May and Fanny Farmer brands and maintain proprietary specifications for a significant amount of the confectionery products, such as seasonal novelties that we purchase from other sources for resale. Our manufactured products include more than 125 items, including our best selling Pixie, Mint Meltaway and Trinidad lines. Products sourced from vendors for resale under our Fannie
May and Fanny Farmer brands include assorted nuts, hard candy, novelties, ice cream and an extensive line of gift items. We believe that the superior quality and freshness of our products differentiates us from many other confectionery manufacturers. We rely on proven recipes, many dating back to the 1920s, for our traditional chocolates. Because we rely on freshness rather than preservatives to ensure a high-quality product, it is our policy to destroy products not sold within specified periods.

    Our Sweet Factory stores sell 150 to 200 different candies in a self-serve, pick and mix bulk format. With the exception of novelty, gift, count goods and pre-packaged items, most of Sweet Factory's products are sold for a single price per pound. For the twelve-month period ended August 28, 1999, bulk products represented 83% of Sweet Factory's retail sales. The majority of bulk products are non-chocolate items such as gourmet jelly beans, gummi bears, hard candies and licorice. Our Sweet Factory stores also sell nationally branded count goods, gifts and novelty items. Chocolate items comprise approximately 17% of Sweet Factory's product mix, of which boxed chocolates represent a negligible share. We purchase substantially all of the products that we sell in our Sweet Factory stores from independent distributors and manufacturers that deliver the products directly to our Sweet Factory stores. We believe that our Sweet Factory stores will provide us with an effective distribution platform for our Fannie
May boxed chocolates and that the sale of Fannie May products in these stores will increase both revenues in Sweet Factory's stores and our output of manufactured products.

    Our Laura Secord stores sell approximately 150 different candies, including a variety of popular boxed chocolates and individual chocolate pieces, fudge, ice cream, nuts, dietetic candy and novelty and other items.

    - For the twelve-month period ended August 28, 1999, chocolate items accounted for approximately 68% of Laura Secord's net sales. In connection with our acquisition of Laura Secord, we entered into a co-pack agreement with Nestle on June 8, 1999 pursuant to which Nestle agreed to produce for sale to us for a one-year period substantially all of the boxed chocolates and other chocolate confectionery items that we sell in our Laura Secord stores. During this period, we intend to transition Laura Secord's chocolate production to our Chicago, Illinois manufacturing facility. We believe that we can capture significant efficiencies by consolidating Laura Secord's chocolate production with our existing manufacturing operations.

    - For the twelve-month period ended August 28, 1999, premium scooped ice cream accounted for approximately 20% of Laura Secord's net sales. Our management believes that ice cream, due to its impulse nature and positioning at the perimeter of Laura Secord stores, acts as an important consumer pull for our Laura Secord stores. In connection with the Laura Secord acquisition, we entered into a two year supply agreement with an affiliate of Nestle on June 8, 1999 pursuant to which such affiliate will supply all of the ice cream requirements of our Laura Secord stores. We have the right under the supply agreement to extend the term for two additional two-year periods.

    - For the twelve-month period ended August 28, 1999, novelty items made primarily for the Easter, Christmas and Valentine's Day holiday seasons accounted for approximately 12% of Laura Secord's net sales. Laura Secord sells more than 150 varieties of novelty and other items.

OPERATIONS

    MANUFACTURING AND PRODUCTION. All of our manufacturing operations are located in Chicago, Illinois where we also maintain our corporate headquarters as well as cold and dry storage and one of our distribution centers. On
March 31, 1999, we consolidated Sweet Factory's office, manufacturing and distribution facilities in San Diego, California with those of our Chicago, Illinois facilities.

    The manufacturing process at our Chicago, Illinois facility is split functionally into cooking, enrobing and packaging. Each area is managed by one department head who in turn reports to the plant manager. Additional departmental detail is shown below.

    - COOKING. There are separate cooking areas in the plant for our various products. Gas-fired copper kettles and steam-jacketed stainless steel kettles are used to cook ingredients to achieve the appropriate moisture level and flavor profile. The finished batches are further processed at the enrobers or in other areas of the plant.

    - ENROBING. Approximately 75% of the pounds of candy produced in the plant pass through six enrobers ranging in size from 34 to 42 inches. The enrobers form batches of cooked candy into shapes and cover the candy with a variety of coatings, including milk chocolate, vanilla chocolate, liquor chocolate and pastel.

    - PACKAGING. Approximately 68% of the pounds of candy produced in the plant are hand-packed into boxes for sale through our Company-operated retail or other distribution channels. We utilize six packing lines to place the pieces of candy into distinctive white paper cups and then into boxes. The boxes are wrapped by automatic wrapping machines and placed into corrugated cartons for storage or shipment. Candy which is not packed in the factory is delivered in bulk to our Company-operated stores so that customers can select their own assortments.

    Our plant currently operates in response to seasonal demands with the busiest seven-month period commencing after Labor Day and running through Easter. There is an annual two-week summer plant shutdown to allow for comprehensive maintenance and cleaning activities.

    WAREHOUSING AND DISTRIBUTION. We maintain warehousing and distribution facilities in both Chicago, Illinois and Bensalem, Pennsylvania, which facilities have 112,000 and 17,000 square feet of warehousing and distribution space, respectively. These facilities maintain temperature and sanitation controls in order to protect the quality of our products. Employees generally fill orders daily to allow weekly deliveries to each of our Company-operated Fannie May and Fanny Farmer retail locations and on an "as needed" basis to others. Our fleet of 24 trucks services all of our Fannie May and Fanny Farmer stores, with the exception of our Florida, Minnesota and North Dakota store locations. Our trucks are refrigerated in order to provide appropriate shipping conditions for bulk candy, pre-boxed chocolates and necessary shop supplies. Independent distributors, parcel services and selected common carriers and freight forwarding companies supply all of our other sales channels and stores, including all of our Sweet Factory and Laura Secord stores.

    SUPPLIERS AND PURCHASING. Our primary raw materials include chocolate coatings, nutmeats, natural sweeteners, such as corn syrup and sugar, and dairy products, including sweetened-condensed milk, high-butterfat cream and butter. Written specifications are provided to our suppliers and certificates of analysis must accompany incoming shipments. Blommer Chocolate Company and Merckens Chocolate Company are our primary chocolate coating suppliers. We currently have a two year supply agreement with Blommer and a short term, less than one year, supply agreement with Merckens. In fiscal 1999, we purchased approximately 50% and 40% of our chocolate coatings from Blommer and Merckens, respectively. All chocolate coatings prepared for us are proprietary and are produced according to our recipes.

    We purchase substantially all of the products that we sell in our Sweet Factory stores from independent distributors and manufacturers on a purchase order basis.

    We currently purchase substantially all of the boxed chocolates and other confectionery items that we sell in our Laura Secord stores pursuant to our co-pack agreement with Nestle. We purchase all of the ice cream that we sell in our Laura Secord stores from an affiliate of Nestle pursuant to our supply agreement with such affiliate.

MARKETING AND SALES

    We sell our confectionery products through three channels:
(1) Company-operated retail, (2) third-party retail and (3) non-retail.

    COMPANY-OPERATED RETAIL. As of August 28, 1999, we sold our products through 727 Company-operated stores: 229 Fannie May stores, 73 Fanny Farmer stores, 252 Sweet Factory stores and 173 Laura Second stores. These stores were located in 40 states, the District of Columbia, Puerto Rico, and 9 provinces in Canada as follows:

                                                  FANNIE     FANNY      SWEET      LAURA      TOTAL
STATE/PROVINCE                                     MAY       FARMER    FACTORY     SECORD     STORES
--------------                                   --------   --------   --------   --------   --------
Illinois.......................................    158         --          6         --        164
Ontario........................................     --         --         --         88         88
California.....................................     --         --         68         --         68
Quebec.........................................     --         --         --         51         51
New York.......................................     --         18         15         --         33
Florida........................................      9          2         17         --         28
Indiana........................................     25         --          3         --         28
Minnesota......................................      3         23          1         --         27
Michigan.......................................      7          8          6         --         21
Washington.....................................     --         --         16         --         16
Texas..........................................     --         --         13         --         13
Massachusetts..................................     --          5          7         --         12
Pennsylvania...................................      6         --          6         --         12
Wisconsin......................................      6          6         --         --         12
Alberta........................................     --         --         --         11         11

                                                  FANNIE     FANNY      SWEET      LAURA      TOTAL
STATE/PROVINCE                                     MAY       FARMER    FACTORY     SECORD     STORES
--------------                                   --------   --------   --------   --------   --------
Ohio...........................................     --          3          8         --         11
Missouri.......................................      7         --          2         --          9
New Jersey.....................................      1         --          8         --          9
Arizona........................................     --         --          8         --          8
Nevada.........................................     --         --          8         --          8
Virginia.......................................      3         --          5         --          8
Maryland.......................................      2         --          5         --          7
Georgia........................................     --         --          6         --          6
Manitoba.......................................     --         --         --          6          6
British Columbia...............................     --         --         --          5          5
Colorado.......................................     --         --          5         --          5
Hawaii.........................................     --         --          5         --          5
Iowa...........................................      2          3         --         --          5
Oregon.........................................     --         --          5         --          5
Connecticut....................................     --         --          4         --          4
New Brunswick..................................     --         --         --          4          4
Nova Scotia....................................     --         --         --          4          4
District of Columbia...........................     --         --          3         --          3
Louisiana......................................     --         --          3         --          3
New Hampshire..................................     --          2          1         --          3
Saskatchewan...................................     --         --         --          3          3
Tennessee......................................     --         --          3         --          3
Kansas.........................................     --         --          2         --          2
Kentucky.......................................     --         --          2         --          2
Mississippi....................................     --         --          2         --          2
New Mexico.....................................     --         --          2         --          2
Rhode Island...................................     --          2         --         --          2
Alabama........................................     --         --          1         --          1
Delaware.......................................     --         --          1         --          1
Nebraska.......................................     --         --          1         --          1
Newfoundland...................................     --         --         --          1          1
North Carolina.................................     --         --          1         --          1
North Dakota...................................     --          1         --         --          1
Puerto Rico....................................     --         --          1         --          1
South Carolina.................................     --         --          1         --          1
Utah...........................................     --         --          1         --          1
                                                   ---         --        ---        ---        ---
  Total........................................    229         73        252        173        727
                                                   ===         ==        ===        ===        ===

    In fiscal 1999, sales through our Company-operated stores accounted for $155.0 million, or 78.8%, of our net sales. While our Fannie May, Fanny Farmer and Sweet Factory stores co-exist in certain states, such stores generally do not compete in the same local markets. Fannie May stores typically are found in strip centers and shopping malls or as street-front units and stand-alone roadside sites. Fanny Farmer and Sweet Factory stores typically are located in shopping malls. In addition, Sweet Factory has opened stores in airports, railroad stations, specialty centers and selected street locations and developed kiosks in malls, sports venues and other public areas. Our Laura Secord stores typically are located in shopping malls.

    Our Fannie May and Fanny Farmer stores had average annual sales of approximately $295,000 in fiscal 1999 and achieved average annual same store sales growth of 3.2% during the past five fiscal years. Our Sweet Factory stores had average annual sales of approximately $293,000 on a pro forma basis for the twelve-month period ended August 28, 1999. Historically, Sweet Factory had experienced an increase in same store sales, although since 1997, same store sales have declined. We believe there are opportunities to improve the performance of our recently acquired Sweet Factory stores by implementing many of the same retail store strategies that improved the operations of our Fannie May and Fanny Farmer stores. In addition, we believe that the acquisition of Sweet Factory provides us with an opportunity to sell our Fannie May boxed chocolates to a broader consumer market. We anticipate that the sale of our Fannie May products in our Sweet Factory stores will increase both revenues in Sweet Factory's stores and our output of manufactured products. Prior to the acquisition, the Sweet Factory stores had limited boxed chocolate offerings. Since the acquisition, we have begun selling some of our Fannie May boxed chocolates in our Sweet Factory stores. We also intend to distribute certain non-chocolate Sweet Factory products through our Fannie May and Fanny Farmer stores.

    We own 33 Fannie May stores and lease the remainder of our stores. These owned stores typically are in stand-alone roadside structures and tend to be among our highest grossing sales locations. Our leased stores are in the following locations: 493 in shopping malls, 85 in strip centers, 51 in street-front units and 65 in other locations, including stadiums and airports. Lease terms and rates vary by location with the typical lease providing an average seven year term with a minimum base rent plus additional rent based on a percentage of sales and common area charges. Historically, we have been able to renew our store leases upon expiration.

    The size of our Fannie May, Fanny Farmer and Sweet Factory stores, including both leased and Company-owned stores, excluding carts and kiosks, generally ranges from 600 square feet mall locations to 2,900 square feet stand-alone roadside locations, with an average store size of approximately 825 square feet. Company-operated stores typically are open seven days per week and employ six to ten people, including a full-time manager and several part-time employees. Employees are trained to provide customers with customized selections and to weigh and price each purchase accordingly. Fannie May and Fanny Farmer customers are served primarily by store staff, although many of the larger Fannie May and Fanny Farmer stores also have a self-service section with prepacked boxes. Sweet Factory's stores are primarily self-serve. We control each store's design, signage and layout to maintain consistency among all Fannie May, Fanny Farmer and Sweet Factory stores.

    Our Laura Secord Company-operated stores consist of both classic stores and combo stores. Classic stores are traditional Laura Secord stores that offer Laura Secord chocolates, premium scooped ice cream and other novelty products. As of August 28, 1999, we operated 155 Laura Secord classic stores averaging approximately 765 square feet in size. These stores had average annual sales of approximately $281,000 on a pro forma basis for the twelve-month period ended August 28, 1999. We believe there are opportunities to improve the performance of our recently acquired Laura Secord classic stores by implementing many of the same retail store strategies that improved the operations of our Fannie May and Fanny Farmer stores.

    Combo stores are co-branded Laura Secord and Hallmark retail stores that sell Laura Secord products and gifts together with Hallmark greeting cards and gifts in a single, integrated unit. The Laura Secord portion of the store resembles a classic store in that it includes packaged chocolate displays as well as an individual chocolate and ice cream scooping counter area. The Hallmark portion of the floor space is primarily comprised of display racks of Hallmark greeting cards. The combo stores are operated as a joint venture between Laura Secord and an affiliate of Hallmark. Laura Secord sells its products to the combo stores at wholesale prices and accounts for its interest in the joint venture using equity accounting principles. Laura Secord is responsible for the management of the stores and receives a management fee for such services. Profits are split evenly between Laura Secord and Hallmark, and each party receives a manufacturer's margin on the products purchased by the joint venture. As of August 28, 1999, we operated 18 Laura Secord combo stores averaging approximately 3,400 square feet in size. These stores had average annual sales of approximately $474,000 on a pro forma basis for the twelve-month period ended August 28, 1999.

    Since fiscal 1995, we have opened 40 new Fannie May and Fanny Farmer stores and closed 138 Fannie May and Fanny Farmer stores, most of which were unprofitable. The majority of the closed stores had been acquired by us in fiscal 1992 as part of our acquisition of the Fanny Farmer brand name and selected assets. As a result of management's efforts to improve Company-operated retail store performance and to eliminate weaker store locations, same store sales in our Fannie May and Fanny Farmer stores increased 3.4%, 2.6%, 5.2%, 4.2% and 0.5% in fiscal 1995, 1996, 1997, 1998 and 1999, respectively. Company-operated Fannie May and Fanny Farmer store openings and closings for fiscal 1995, 1996, 1997, 1998 and 1999 are set forth below.

                                                              FISCAL YEAR ENDED
                                     -------------------------------------------------------------------
                                     AUGUST 26,    AUGUST 31,    AUGUST 30,    AUGUST 29,    AUGUST 28,
                                        1995          1996          1997          1998          1999
                                     -----------   -----------   -----------   -----------   -----------
OPENINGS:
  Fannie May.......................       7             4             4             9            11
  Fanny Farmer.....................       5             0             0             0             0
                                         --            --            --            --            --
    Total..........................      12             4             4             9            11
                                         ==            ==            ==            ==            ==
CLOSINGS:
  Fannie May.......................      10             7             6             1            13
  Fanny Farmer.....................      30            29            16            13            13
                                         --            --            --            --            --
    Total..........................      40            36            22            14            26
                                         ==            ==            ==            ==            ==

    Our management plans to continue its emphasis on improving store mix rather than store expansion for the near future, and, over the next four fiscal years, intends to open approximately 40 new stores, while closing approximately 30 unprofitable stores.

    THIRD-PARTY RETAIL. Through our third-party retail channel, we market our Fannie May, Fanny Farmer and Laura Secord branded products to approximately 9,300 grocery stores, drug stores, card and gift stores, department stores and other variety stores through our frozen fresh, specialty market and mass market programs. These programs are designed to make our branded products more readily available to consumers in new and existing markets. Within the mid-priced segment of the boxed chocolate market, our management has implemented a two-tiered distribution and pricing strategy to differentiate our Fannie
May and Fanny Farmer brand names. We utilize the Fannie May brand for our higher price point frozen fresh and specialty markets programs and have positioned the Fanny Farmer brand at a lower price point for the mass market.

    Under the frozen fresh program, we distribute Fannie May and Fanny Farmer branded frozen products to retailers who then maintain the products in freezer display cases for sale to their customers. We initiated the frozen fresh program under the Fannie May brand name in the early 1950's as a way to market a limited number of our best-selling assortments through independent retailers on a year-round basis. We have approximately 1,200 frozen fresh accounts, the vast majority of which are in the greater Chicago metropolitan area and include stores operated by Jewel Foods, Osco Drug, Dominick's and Walgreen Company, which collectively account for over 65% of our frozen fresh sales. These accounts generally purchase Fannie May branded products from us at wholesale prices and mark-up the product to prices comparable to those for products sold in Company-operated stores. For fiscal 1999, frozen fresh sales accounted for $13.5 million, or 10.2%, of our Fannie May and Fanny Farmer net sales.

    In fiscal 1996, we established a national mass market program under the Fanny Farmer brand name. This wholesale program is targeted to grocery stores, drug stores and mass merchandisers, with product availability limited to the peak selling seasons of Christmas, Valentine's Day and Easter. The terms of sale are similar to those terms given to frozen fresh accounts, but the products for this program are selected and packaged to meet lower price points typical of the mass market. Under this program, we have obtained approximately 5,000 outlets, operated mostly by retail chains, including Target and American Stores. For fiscal 1999, mass market sales accounted for $2.4 million, or 1.8%, of our Fannie May and Fanny Farmer net sales.

    In fiscal 1997, we announced the roll-out of our specialty markets program through which we market products nationally under the Fannie May brand name to department stores, card and gift stores and direct mail catalog companies. The product line for this program, which consists of a variety of boxed chocolates and novelty items, is intended to meet unfulfilled consumer demand in the mid-priced segment of the specialty market. This product line is positioned at higher price points and sold only during the peak seasons of Christmas, Valentine's Day and Easter. Pursuant to an agreement with Hallmark Cards, Inc., we began selling in November 1998 Fannie May boxed chocolates through many of Hallmark's approximately 5,000 Gold Crown stores during the holiday seasons. For fiscal 1999, specialty markets program sales accounted for $8.0 million, or 6.0%, of our Fannie May and Fanny Farmer net sales.

    We intend to strengthen our third-party retail product line by making certain of Sweet Factory's products available through selected third-party retailers who currently carry our Fannie May or Fanny Farmer branded products. We also intend to continue to expand Laura Secord's third-party retail sales through agency accounts and sales to the Laura Secord combo stores.

    NON-RETAIL. Our non-retail channel consists of sales of our Fannie May and Fanny Farmer branded products through our quantity order, fundraising and mail order catalog programs. Under the quantity order program, companies and organizations buy large amounts of prepackaged candy for gift-giving purposes or consolidate individual orders from employees or members in order to obtain discount pricing. Historically, we have found a high level of repeat sales in this segment, as quantity order customers tend to renew or expand on their prior year's order. Our current active quantity order database includes approximately 43,000 customers. The quantity order program is available year-round, but peaks in activity during the Christmas, Valentine's Day and Easter holiday seasons. A quantity order catalog is distributed at the beginning of each fiscal year and prior to each holiday season. We also have targeted fundraising organizations throughout the United States for our product offerings. For fiscal 1999, quantity order and fundraising sales accounted for $11.0 million, or 8.3%, of our Fannie May and Fanny Farmer net sales.

    In addition, we sell our Fannie May and Fanny Farmer branded products through a mail order program through which customers can order products over the internet at our web site (www.fanniemaycandies.com) and through a catalog which has a national circulation of over 2.1 million catalogs annually and a database of over 350,000 customers. We send Fannie May mail order catalogs to established and prospective customers during key selling seasons. Mail order catalogs also are made available to the general public through our Company-operated retail stores. For fiscal 1999, mail order sales accounted for $6.0 million, or 4.5%, of our Fannie May and Fanny Farmer net sales. We intend to strengthen our non-retail product line by making some of Sweet Factory's non-chocolate products available through our quantity order, mail order and fundraising programs. We also intend to explore developing non-retail sales programs to increase the sale of Laura Secord products in Canada.

COMPETITION

    We compete with numerous local and national businesses that manufacture, distribute or retail boxed chocolates and other confectionery products. We also compete with manufacturers, distributors and retailers of other snack food products, including cookies, ice cream and coffee, as well as with gift manufacturers, distributors and retailers, such as florists and card and gift shops, that offer products at price points comparable to those of our products.

    Our Fannie May and Fanny Farmer products generally compete in the quality boxed chocolate market, which our management believes can be divided into premium, mid-priced and low-priced segments. The low-priced segment in the United States, which represents the largest share of the boxed chocolate market, is generally comprised of products retailing for less than $10.00. The primary competitor in this market is Russell Stover Candies, Inc. which sells under the Whitman's Chocolates and Russell

Stover brand names and competes primarily on price for sales to grocery stores, drug stores and discount stores. We believe that our Fannie May and Fanny Farmer products compete primarily in the mid-priced segment though we also compete against Russell Stover Candies and other lower-priced suppliers in certain distribution channels.

    The mid-priced boxed chocolate segment in the United States is generally comprised of those chocolates which retail for between $10.00 and $18.00. The competition for our Fannie May and Fanny Farmer branded products in the mid-priced segment consists primarily of local confectionery companies against whom we compete through Company-operated stores on the basis of price and quality. We believe that See's Candies, a subsidiary of Berkshire Hathaway Inc., is the largest participant in the mid-priced segment.

    The premium boxed chocolate segment in the United States generally is comprised of chocolates retailing in excess of $18.00. The leading participant in this segment is Godiva Chocolatier, Inc. Other brands in this market include Perugina, Tobler and Lindt. Most of these chocolates are imported from abroad and, despite their high prices, our management does not believe that such brands provide the same freshness as our chocolates. We compete in the premium segment on the basis of quality and packaging primarily through third-party retail sales of our Fannie May branded products in card and gift stores.

    There are only a few national or regional confectionery retailers that directly compete with our Sweet Factory stores in the bulk candy retail market. The largest of these competitors are Mr. Bulky, Candy Express, FAO Schweetz and Sweets From Heaven. Sweet Factory also competes with other confectionery retailers, including grocery stores, drug stores and toy stores.

    The competition for our Laura Secord branded boxed chocolates consists primarily of (1) Purdy's, a private, family-owned Canadian chocolate retailer, which has an estimated 50 stores located primarily in the provinces of British Columbia and Alberta, and (2) Godiva which has an estimated six stores in Canada. In the scooped ice cream segment, our management believes that Laura Secord competes primarily with Baskin Robbins, a scooped ice cream store chain with approximately 270 franchised locations throughout Canada, and numerous independent retailers.

EMPLOYEES

    As of August 28, 1999, we employed approximately 6,100 people, of which 1,400 worked in Fannie May stores, 350 worked in Fanny Farmer stores, 1,950 worked in Sweet Factory stores, 1,400 worked in Laura Secord stores and the remainder worked primarily in our Chicago, Illinois headquarters facility and our Bensalem, Pennsylvania warehouse and distribution facility. Of the total number of employees, 750 were salaried. During periods of high seasonal retail demand in our second and third fiscal quarters, our number of employees typically increases by approximately 2,400, many of whom work part-time in our Company-operated retail stores. As of August 28, 1999, over one-half of our hourly store personnel were employed on a part-time basis. As of August 28, 1999, approximately 1,000 of our employees were members of one of the various labor unions that represent our employees. We currently are subject to seven collective bargaining agreements, all of which expire on or before March 31, 2003. None of our Sweet Factory or Laura Secord retail store employees are represented by labor unions. Our management generally considers our employee relations to be good.

INTELLECTUAL PROPERTY

    We own numerous trademarks. The names Fannie May, Fanny Farmer and Laura Secord and product names, including Pixie and Trinidad, are registered trademarks of ours. Our trademarks are material to the sale of our products. Trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and provided that such trademarks have not been found to have become generic.

    Our Sweet Factory subsidiary has an exclusive license from United Sweet Factory Limited, the owner of the "Sweet Factory" trademark, to operate stores under the "Sweet Factory" name and design in the United States and Mexico. Although the current license period under the license agreement with United Sweet Factory Limited expires in the year 2000, Sweet Factory has the option to extend the license for an additional ten year period by paying a renewal fee of $825,000. Sweet Factory has the option to extend the license for two additional ten-year periods to the year 2030 by paying a renewal fee of $825,000 for each such additional extension.

                               ITEM 2--PROPERTIES

    As of August 28, 1999, we operated 229 Fannie May stores, 73 Fanny Farmer stores, 252 Sweet Factory stores and 173 Laura Secord stores. Of the 229 Fannie May stores, 33 are owned by us and 196 are leased by us. We lease all of our Fanny Farmer, Sweet Factory and Laura Secord stores. Within four years following August 28, 1999, approximately 58% of our retail store leases are due to expire. We believe that we will be able to renew expiring leases at reasonable rates in the future, but we cannot assure you that we will be able to do so.

    In addition to our Company-operated stores, we have four other principal properties: (1) an approximately 320,000 square foot manufacturing, storage and headquarters facility that we own in Chicago, Illinois; (2) an approximately 112,000 square foot warehouse and distribution facility that we lease in Chicago, Illinois; (3) an approximately 17,000 square foot warehouse and distribution facility that we own in Bensalem, Pennsylvania; and (4) an approximately 5,000 square foot office facility that we lease in Toronto, Canada. At our Chicago, Illinois headquarters facility, approximately 162,000 square feet are used for manufacturing, 118,000 square feet for cold and dry storage and 40,000 square feet for office and administrative functions. The lease of our Chicago warehouse and distribution facility expires in June 2002. Our management believes that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current manufacturing and distribution requirements, as well as our anticipated Laura Secord production requirements following the expiration of the one-year term of our co-pack agreement with Nestle.

                           ITEM 3--LEGAL PROCEEDINGS

    From time to time, we are involved in routine litigation incidental to our business. We are not a party to any pending or threatened legal proceeding which we believe would have a material adverse effect on our results of operations or financial condition. Also, we were not a party to any such legal proceeding that terminated during the fourth quarter of fiscal 1999.

          ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                    PART II
 ITEM 5--MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Holdings owns all of our issued and outstanding common stock. There is no established public trading market for our common stock. Holdings has four classes of authorized common stock, all of which are subject to restrictions on sale and transfer. There is no established public trading market for Holdings' common stock. As of August 28, 1999, there were seven holders of record of Holdings' Class A Common Stock, no outstanding shares of Holdings' Class B Common Stock, twelve holders of record of Holdings' Class C Common Stock and one holder of record of Holdings' Class D Common Stock.

    We did not pay any cash dividend on our common stock in fiscal 1998 or 1999, except to the extent necessary to allow Holdings to pay cash dividends on its 5% Senior Preferred Stock (the "Senior Preferred Stock") ($288,000 with respect to such dividends paid for 1998 and $296,000 with respect to such dividends paid for 1999). Holdings did not pay any cash dividend on Holdings' Common Stock in fiscal 1998 or 1999. Any payment of dividends in the future is dependent upon the financial condition, capital requirements, earnings of us and Holdings, as well as other factors. Nevertheless, we currently intend to retain all future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends to Holdings in the foreseeable future, except to the extent necessary to allow Holdings to satisfy its dividend and redemption obligations with respect to its common stock and preferred stock or as required by the tax sharing and management consulting agreement entered into between us and Holdings. See "Certain Relationships and Related Transactions--Tax Sharing and Management Consulting Agreement." Also, we are subject to certain contractual restrictions on our payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 7, "Debt" of the notes to the financial statements included in this report for information concerning such restrictions.

                        ITEM 6--SELECTED FINANCIAL DATA

    The following table presents certain of our historical financial data. The selected historical information as of and for each of the five fiscal years in the period ended August 28, 1999, was derived from our audited financial statements. You should read the information in this table together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements, including the accompanying notes, appearing elsewhere herein.

                                                                     FISCAL YEAR ENDED
                                            -------------------------------------------------------------------
                                            AUGUST 26,    AUGUST 31,    AUGUST 30,    AUGUST 29,    AUGUST 28,
                                              1995(1)       1996(1)       1997(1)       1998(1)       1999(1)
                                            -----------   -----------   -----------   -----------   -----------
                                                                  (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:

Net sales:
  Company-operated retail(2)..............   $ 90,077      $ 88,938      $ 89,276      $ 91,488      $155,011
  Third-party retail(3)...................     12,954        14,924        17,074        18,230        24,749
  Non-retail(4)...........................     12,524        13,486        15,583        17,024        17,029
                                             --------      --------      --------      --------      --------
    Net sales.............................   $115,555      $117,348      $121,933      $126,742      $196,789
                                             ========      ========      ========      ========      ========
Gross profit..............................   $ 75,309      $ 76,338      $ 79,649      $ 82,764      $125,910
Operating income..........................      3,290         7,945        10,801        12,539         9,465
Interest expense..........................      9,237         9,455         9,235        10,346        13,831
Other income and expense..................        275           444           411         1,386          (914)
Income tax (benefit)......................        (68)          349           250           276           143
Net income (loss)(5)......................     (5,604)       (1,415)       (1,171)        3,303        (3,595)

                                                                           AS OF
                                            -------------------------------------------------------------------
                                            AUGUST 26,    AUGUST 31,    AUGUST 30,    AUGUST 29,    AUGUST 28,
                                              1995(1)       1996(1)       1997(1)       1998(1)       1999(1)
                                            -----------   -----------   -----------   -----------   -----------
                                                                  (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:

Cash and cash equivalents.................   $    482      $    380      $ 15,801      $ 13,081      $  6,908
Working capital (deficiency)..............     (3,641)       (4,349)       23,475        26,988        17,461
Total assets..............................     83,098        78,668        95,660        98,089       188,287
Total long-term debt......................     73,676        72,721       100,521       100,145       170,335
Shareholder's equity (deficit)............    (14,033)      (15,448)      (16,619)      (14,944)      (18,536)

                                                                     FISCAL YEAR ENDED
                                            -------------------------------------------------------------------
                                            AUGUST 26,    AUGUST 31,    AUGUST 30,    AUGUST 29,    AUGUST 28,
                                              1995(1)       1996(1)       1997(1)       1998(1)       1999(1)
                                            -----------   -----------   -----------   -----------   -----------
                                                                  (DOLLARS IN THOUSANDS)
OTHER DATA:
EBITDA(6).................................   $ 13,527      $ 14,731      $ 16,868      $ 18,964      $ 23,700
Cash provided by (used in):
  Operating activities....................      4,551         4,117         3,919         4,206         9,694
  Investing activities....................     (1,958)       (1,121)       (3,688)       (4,709)      (86,627)
  Financing activities....................     (3,470)       (3,098)       15,190        (2,217)       70,757
Depreciation and amortization.............      9,999         6,807         5,932         6,233        13,955
Capital expenditures......................      2,325         2,280         3,688         4,574         7,703
Net sales growth..........................       (0.2)%         1.6%          3.9%          3.9%         55.3%
Gross margin..............................       65.2%         65.1%         65.3%         65.3%         64.0%
EBITDA margin(7)..........................       11.7%         12.6%         13.8%         15.0%         12.0%
Ratio of earnings to fixed charges(8).....         --            --            --           1.2            --

                                                                     FISCAL YEAR ENDED
                                            -------------------------------------------------------------------
                                            AUGUST 26,    AUGUST 31,    AUGUST 30,    AUGUST 29,    AUGUST 28,
                                              1995(1)       1996(1)       1997(1)       1998(1)       1999(1)
                                            -----------   -----------   -----------   -----------   -----------
STORE DATA:
Number of Company-operated stores at
  period end(9):
  Fannie May/Fanny Farmer stores..........        372           340           322           317           302
  Sweet Factory stores....................         --            --            --            --           252
  Laura Secord stores.....................         --            --            --            --           173
                                             --------      --------      --------      --------      --------
Total number of stores....................        372           340           322           317           727
                                             ========      ========      ========      ========      ========
Increase in same store sales(10)..........        3.4%          2.6%          5.2%          4.2%          0.5%
                                             ========      ========      ========      ========      ========

------------------------

 (1) In 1995, we changed our fiscal year to the last Saturday in August from the last day in August. As a result of this change, fiscal 1995 had less than 52 weeks (360 days) and fiscal 1996 had 53 weeks (371 days). Fiscal 1997, 1998 and 1999 each had 52 weeks (364 days).

 (2) Company-operated retail includes sale of products through our Fannie
     May and Fanny Farmer stores and through our Sweet Factory stores, for the period after December 6, 1998, and Laura Secord stores, for the period after June 8, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

 (3) Third-party retail includes sale of Fannie May, Fanny Farmer and, for the period after June 8, 1999, Laura Secord products through grocery stores, drug stores and other independent retailers that purchase our branded products at wholesale pricing for resale to the consumer. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

 (4) Non-Retail includes sale of Fannie May and Fanny Farmer branded products through our quantity order, mail order and fundraising programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

 (5) Our net loss for fiscal 1997 includes an extraordinary loss of $2.9 million for the write-off of deferred financing fees and a prepayment penalty related to the early extinguishment of debt.

 (6) EBITDA for any period presented above is defined as earnings before interest, income taxes, depreciation and amortization (including $24,000 of depreciation in the Laura Secord joint venture with Hallmark). EBITDA is included because management believes that certain investors may find it useful for analyzing operating performance, leverage and liquidity. EBITDA should not be construed as a measure that is superior to, or a substitute for, operating income or net cash flow provided by operating activities, or as an indicator of liquidity, which are determined in accordance with generally accepted accounting principles. Other companies may not calculate EBITDA in a similar manner and, for that reason, our measure of EBITDA may not be comparable to that of other companies.

 (7) EBITDA margin is EBITDA divided by net sales.

 (8) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness and capitalized interest, amortization of deferred financing costs and that portion of rental expense on operating leases deemed by us to be attributable to interest. For fiscal 1995, 1996, 1997 and 1999, earnings were insufficient to cover fixed charges by approximately $20.2 million, $15.2 million, $14.6 million and $27.1 million, respectively.

 (9) The term "stores" includes retail stores and kiosks, but not carts.

(10) Same store sales are defined as the aggregate sales from stores open for the entire periods being compared. Increases or decreases reflect changes from the immediately prior comparable period.

                ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE OTHER FINANCIAL INFORMATION AND DATA APPEARING ELSEWHERE HEREIN. UNLESS OTHERWISE INDICATED, THE FOLLOWING DISCUSSION RELATES TO THE COMPANY ON A HISTORICAL BASIS, WITHOUT GIVING EFFECT TO THE SWEET FACTORY AND LAURA SECORD ACQUISITIONS AND RELATED FINANCINGS. UNLESS OTHERWISE INDICATED, ALL REFERENCES TO STORES INCLUDE RETAIL STORES AND KIOSKS, BUT NOT CARTS, AND ARE AS OF AUGUST 28, 1999.

OVERVIEW

    We are a manufacturer and marketer of quality boxed chocolates and other confectionery items. We manufacture a variety of candies and operate confectionery retail chains under the Fannie May, Fanny Farmer, Sweet Factory and Laura Secord brand names. As of August 28, 1999, we sold our products through 727 Company-operated stores and approximately 9,300 third party retail outlets in 40 states in the United States and 9 provinces in Canada. We also sell our Fannie May and Fanny Farmer branded products through a variety of non-retail programs, including our quantity order, mail order and fundraising programs.

    Historically, Company-operated retail has represented the most significant distribution channel for our products, accounting for $155.0 million, or 78.8%, of net sales in fiscal 1999. Our third-party retail and non-retail businesses collectively accounted for $41.8 million, or 21.2%, of net sales in fiscal 1999. We recently have turned our focus to growing sales and earnings by (1) building on our Fannie May and Fanny Farmer brand names by increasing points of availability for our products, (2) integrating the Sweet Factory and Laura Secord brand names and stores with our existing operations and (3) acquiring additional confectionery brands or complementary products and services.

    Our costs of sales include costs associated with our manufactured products and costs associated with product purchased from third parties and resold by us. The principal elements of our manufactured product costs are raw materials, labor and manufacturing overhead. Raw materials consist primarily of chocolate, nutmeats, sweeteners and dairy products, the overall cost of which has remained relatively stable despite susceptibility to fluctuations for specific items. See "Business--Operations--Suppliers and Purchasing." Labor costs consist primarily of hourly wages, benefits and incentives based on achieving operating efficiencies. Manufacturing overhead generally includes employee fringe benefits, utilities, rents and manufacturing supplies. Historically, we generally have been able to raise prices of our Fannie May and Fanny Farmer products equal to or in excess of any increases in cost of sales; however, there can be no assurance that we will be able to continue to do so in the future.

    Selling, general and administrative costs include, but are not limited to:
(1) Company-operated retail store operating costs, such as wages, rent and utilities, (2) expenses associated with third-party retail and non-retail sales, which include, among other things, catalog expenses and direct wages and
(3) general overhead expenses, which consist primarily of non-allocable wages, professional fees and administrative and management overhead.

RESULTS OF OPERATIONS

    The following table and discussion summarize our percentage of net sales, pounds of product sold and average selling price, according to distribution channel, and the number of our Company-operated stores, in each case, for the periods indicated. Except with respect to pounds sold and average selling price, the table and discussion below reflects, for the period after December 6, 1998, our acquisition of Sweet Factory and, for the period after June 7, 1999, our acquisition of Laura Secord.

                                                                   FISCAL YEAR ENDED
                                                        ---------------------------------------
                                                        AUGUST 30,    AUGUST 29,    AUGUST 28,
                                                           1997          1998          1999
                                                        -----------   -----------   -----------
PERCENTAGE OF NET SALES:
  Company-operated retail.............................      73.2%         72.2%         78.8%
  Third-party retail..................................      14.0          14.4          12.6
  Non-retail..........................................      12.8          13.4           8.6
                                                          ------        ------        ------
                                                           100.0%        100.0%        100.0%
                                                          ======        ======        ======

POUNDS SOLD (IN MILLIONS):
  Company-operated retail.............................       8.3           8.2           7.9
  Third-party retail..................................       2.1           2.1           2.8
  Non-retail..........................................       1.7           1.9           1.9
                                                          ------        ------        ------
    Total pounds sold.................................      12.1          12.2          12.6
                                                          ======        ======        ======

AVERAGE SELLING PRICE PER POUND:
  Company-operated retail.............................    $10.73        $11.12        $11.57
  Third-party retail..................................      8.35          8.61          8.67
  Non-retail..........................................      9.16          9.05          8.74
    Total average selling price.......................     10.10         10.36         10.49

COMPANY-OPERATED STORES (at period end)...............       322           317           727

    As a percentage of net sales, Company-operated retail sales increased from 73.2% in fiscal 1997 to 78.8% in fiscal 1999. This increase was due to our acquisitions in fiscal 1999 of Sweet Factory and Laura Secord, whose sales are more highly concentrated in the Company-operated retail sales channel than our Fannie May and Fanny Farmer sales. Without giving effect to the Sweet Factory and Laura Secord acquisitions, Company-operated retail sales as a percentage of net sales decreased from 73.2% in fiscal 1997 to 68.8% in fiscal 1999. This decrease was due to management's continued strategy of (1) closing unprofitable stores and (2) expanding channels of distribution other than Company-operated retail. From the end of fiscal 1997 to the end of fiscal 1999, the number of Company-operated stores increased from 322 to 727. This increase reflects the addition of 252 Sweet Factory and 173 Laura Secord stores, offset by our closing of a net total of 15 Fannie May and Fanny Farmer stores over the same period. Pounds sold in our Fannie May and Fanny Farmer stores decreased from
8.3 million in fiscal 1997 to 7.9 million in fiscal 1999.

    Pounds sold in our third-party retail sales channel increased from
2.1 million in fiscal 1997 to 2.8 million in fiscal 1999. As a percentage of net sales, third-party retail sales decreased from 14.0% to 12.6% over the same period, due to the higher concentration in Company-operated retail of our Sweet Factory and Laura Secord sales. Without giving effect to the Sweet Factory and Laura Secord acquisitions, third-party retail sales as a percentage of net sales increased from 14.0% in fiscal 1997 to 18.3% in fiscal 1999. This increase reflects, in part, (1) increased volume with existing customers and (2) the sale of Fannie May products in additional department stores, specialty shops and card and gift stores.

    Pounds sold in our non-retail sales channel increased from 1.7 million in fiscal 1997 to 1.9 million in fiscal 1999. As a percentage of net sales, non-retail sales decreased from 12.8% to 8.6% over the same period, due to the higher concentration in Company-operated retail of our Sweet Factory and Laura Secord sales. Without giving effect to the Sweet Factory and Laura Secord acquisitions, non-retail sales as a percentage of net sales remained the same at 12.8% for each of fiscal 1997 and 1999.

FISCAL YEAR ENDED AUGUST 28, 1999 COMPARED TO FISCAL YEAR ENDED AUGUST 29, 1998

    The discussion below with respect to the fiscal year ended August 28, 1999 reflects, for the period after December 6, 1998, our acquisition of Sweet Factory and, for the period after June 7, 1999, our acquisition of Laura Secord.

    NET SALES. Consolidated net sales for fiscal 1999 were $196.8 million, an increase of $70.0 million, or 55.3%, from $126.7 million for fiscal 1998. The growth in sales was primarily the result of increased Company-operated retail sales resulting from the Sweet Factory and Laura Secord acquisitions, which accounted for $64.1 million, or 91.5%, of the increase in net sales. Net sales for fiscal 1999, without giving effect to the Sweet Factory and Laura Secord acquisitions, were $132.7 million, an increase of $5.9 million, or 4.7%, from $126.7 million for fiscal 1998. This increase was due primarily to growth in third-party retail sales. Consolidated Company-operated retail net sales for fiscal 1999 were $155.0 million, an increase of $63.5 million, or 69.4%, from $91.5 million for fiscal 1998. The Sweet Factory and Laura Secord acquisitions accounted for all of this increase. Company-operated retail net sales for fiscal 1999, without giving effect to the Sweet Factory and Laura Secord acquisitions, were $91.4 million, a decrease of $0.1 million, from $91.5 million for fiscal 1998. Consolidated third-party retail net sales for fiscal 1999 were $24.7 million, an increase of $6.5 million, or 35.8%, from $18.2 million for fiscal 1998. This growth reflects increased third-party retail sales resulting from the Laura Secord acquisition and the continued results of management's strategy to expand third-party retail sales into new markets. Consolidated non-retail net sales were $17.0 million for each of fiscal 1998 and 1999.

    GROSS PROFIT. Consolidated gross profit for fiscal 1999 was $125.9 million, an increase of $43.1 million, or 52.1%, from $82.8 million for fiscal 1998. The Sweet Factory and Laura Secord acquisitions accounted for $40.6 million, or 94.2%, of the increase. As a percentage of total net sales, consolidated gross profit decreased to 64.0% for fiscal 1999 from 65.3% for fiscal 1998. Gross profit for fiscal 1999, without giving effect to the Sweet Factory and Laura Secord acquisitions, was $85.3 million, an increase of $2.5 million, or 3.0%, from $82.8 million for fiscal 1998. This increase was due primarily to the growth in third-party retail sales. Gross profit as a percentage of net sales, without giving effect to the Sweet Factory and Laura Secord acquisitions, decreased to 64.3% for fiscal 1999 from 65.3% for fiscal 1998 due to a shift in mix towards lower gross margin sales.

    SELLING, GENERAL AND ADMINISTRATIVE. Consolidated SG&A expenses for fiscal 1999 were $101.9 million, an increase of $38.5 million, or 60.6%, from $63.5 million for fiscal 1998. The Sweet Factory and Laura Secord acquisitions accounted for $36.4 million, or 94.6%, of the increase. As a percentage of total net sales, consolidated SG&A expenses increased to 51.8% for fiscal 1999 from 50.1% for fiscal 1998. SG&A expenses for fiscal 1999, without giving effect to the Sweet Factory and Laura Secord acquisitions, were $65.5 million, an increase of $2.1 million, or 3.2%, from $63.5 million for fiscal 1998. This increase in SG&A expenses was due primarily to the growth in our third-party retail channel. SG&A expenses as a percentage of net sales, without giving effect to the Sweet Factory and Laura Secord acquisitions, decreased to 49.4% for fiscal 1999 from 50.1% for fiscal 1998.

    EBITDA. Consolidated EBITDA was $23.7 million for fiscal 1999, an increase of $4.7 million, or 25.0%, from $19.0 million for fiscal 1998. The Sweet Factory and Laura Secord acquisitions accounted for $4.1 million, or 87.0%, of the increase. As a percentage of total net sales, consolidated EBITDA was 12.0% for fiscal 1999 as compared to 15.0% for fiscal 1998. EBITDA for fiscal 1999, without giving effect to the Sweet Factory and Laura Secord acquisitions, was $19.6 million, an increase of $0.6 million, or 3.2%, from

$19.0 million for fiscal 1998. EBITDA as a percentage of total net sales for fiscal 1999, without giving effect to the Sweet Factory and Laura Secord acquisitions, was 14.8% as compared to 15.0% for fiscal 1998.

    OPERATING INCOME (LOSS). Consolidated operating income for fiscal 1999 was $9.5 million, a decrease of $3.1 million, or 24.5%, from operating income of $12.5 million for fiscal 1998. The Sweet Factory and Laura Secord acquisitions accounted for $1.4 million of the decrease. Operating income for fiscal 1999, without giving effect to the Sweet Factory and Laura Secord acquisitions, was $10.9 million, a decrease of $1.7 million, or 13.4%, from income of $12.5 million for fiscal 1998. This decrease resulted primarily from an increase in amortization and SG&A expenses.

FISCAL YEAR ENDED AUGUST 29, 1998 COMPARED TO FISCAL YEAR ENDED AUGUST 30, 1997

    NET SALES. Net sales in fiscal 1998 were $126.7 million, an increase of $4.8 million, or 3.9%, from $121.9 million in fiscal 1997. Pounds sold in fiscal 1998 were 12.2 million, an increase of 0.1 million, or 0.1% from fiscal 1997. This increase was due to an increase in non-retail pounds sold from 1.7 million in fiscal 1997 to 1.9 million in fiscal 1998, partially offset by a 0.1 million decrease in Company-operated retail pounds sold resulting from the operation of five fewer stores. Company-operated retail sales were $91.5 million in fiscal 1998, an increase of $2.2 million, or 2.5%, from $89.3 million in fiscal 1997. This increase reflects same store sales growth of 4.2%, partially offset by the operation of five fewer stores. In fiscal 1998, third-party retail sales were $18.2 million, an increase of $1.2 million, or 6.8%, from $17.1 million in fiscal 1997. This increase reflects the continued results of management's strategy to expand third-party retail sales into new markets, including providing Fanny Farmer branded products to mass merchandisers and developing Fannie May product line extensions. Non-retail sales were $17.0 million in fiscal 1998, an increase of $1.4 million, or 9.2%, from $15.6 million in fiscal 1997. Increases in the boxed chocolate fundraising business and mail order sales were primarily responsible for the growth in non-retail sales.

    GROSS PROFIT. Gross profit in fiscal 1998 was $82.8 million, an increase of $3.1 million, or 3.9%, from $79.6 million in fiscal 1997. This increase in gross profit was primarily due to the increase in net sales partially offset by an increase in manufactured and purchased product costs. Gross profit as a percentage of net sales was 65.3% in fiscal 1998, unchanged from fiscal 1997.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A costs were $63.5 million in fiscal 1998, an increase of $1.0 million, or 1.7%, from $62.4 million in fiscal 1997. This increase resulted primarily from an increase in costs related to the development of third-party retail and non-retail programs, particularly costs related to growth of the mass market and fundraising programs. As a percentage of net sales, SG&A decreased to 50.1% in fiscal 1998 from 51.2% in fiscal 1997 as we were able to leverage our costs against higher net sales.

    EBITDA. EBITDA was $19.0 million in fiscal 1998, an increase of $2.1 million, or 12.4%, from $16.9 million in fiscal 1997. As a percentage of net sales, EBITDA was 15.0% in fiscal 1998 as compared to 13.8% in fiscal 1997. The increase in EBITDA and EBITDA margin was the result of a combination of the factors described above.

    OPERATING INCOME. Operating income was $12.5 million in fiscal 1998, an increase of $1.7 million, or 16.1%, from $10.8 million in fiscal 1997. As a percentage of net sales, operating income was 9.9% in fiscal 1998 as compared to 8.9% in fiscal 1997. This increase in operating income and operating margin primarily reflects an increase in EBITDA and EBITDA Margin.

LIQUIDITY AND CAPITAL RESOURCES

    Our liquidity requirements have arisen principally from various capital expenditures, seasonal and general working capital requirements and debt service obligations. We have satisfied these requirements during the past three fiscal years primarily with (1) long-term and seasonal borrowings, (2) the proceeds of the offerings of our senior secured notes, of which $170.0 million is currently outstanding, and (3) cash generated by operating activities. During fiscal 1997, 1998 and 1999, the net cash generated by our operating activities was $3.9 million, $4.2 million and $9.7 million, respectively.

    On July 2, 1997, we entered into a revolving credit agreement. On July 30, 1999, we amended our revolving credit agreement and caused our Canadian subsidiary, Archibald Candy (Canada) Corporation, to enter into an additional related revolving credit agreement with a Canadian affiliate of the agent under our original credit agreement. The two credit agreements work together to provide for revolving loans to us and Archibald Candy (Canada) Corporation in an aggregate principal amount at any time not to exceed the lesser of (1) $25.0 million and (2) a borrowing base comprised primarily of a percentage of eligible accounts receivable, eligible inventory and some of our owned real properties. Archibald Candy (Canada) Corporation may separately borrow up to an aggregate principal amount not to exceed the lesser of (a) $5.0 million and (b) a borrowing base comprised primarily of a percentage of our eligible accounts receivable, eligible inventory and some of our owned real properties, provided that the aggregate amount of revolving loans under the two credit agreements together may not exceed $25.0 million. As of August 28, 1999, our cash balance was $6.9 million and we had borrowings of approximately $8.0 million and letters of credit in the amount of $0.9 million outstanding under our original revolving credit agreement while Archibald Candy (Canada) Corporation had no borrowings or letters of credit outstanding under its revolving credit agreement.

    Inventories historically have represented our most significant working capital requirement and inventory levels fluctuate significantly during the year. Our ratio of inventories to net sales is typically highest during the fourth fiscal quarter when we experience lower seasonal demand for our products and begin to build inventories for our key sales periods. See " --Quarterly Results and Seasonality." We do not expect our recent acquisitions of Sweet Factory and Laura Secord to materially change this seasonal trend. Receivables have not been a material component of our working capital because sales through our Company-operated stores are made on a cash or credit card basis. As we continue to pursue a strategy to develop our third-party retail business with grocery stores, drug stores and other independent retailers, all of which typically pay vendors on 45 to 60 day terms or longer and which often require large shipments in order to roll-out product simultaneously in several markets, we expect our working capital needs relating to receivables and inventory to increase.

    Our capital expenditures, including capital lease obligations, for fiscal 1997, 1998 and 1999 were $3.7 million, $4.6 million and $7.7 million, respectively. Capital expenditures for fiscal 1997 and 1998 related primarily to retail store development and renovation, purchases of manufacturing and distribution equipment and improvements in our management information systems. Capital expenditures for fiscal 1999, excluding capital expenditures described in the paragraph below, related primarily to (1) the remodeling of existing Fannie May, Fanny Farmer and Sweet Factory stores and (2) improvements in our management information systems.

    In addition, we spent approximately $9.5 million in fiscal 1999 for various cost savings initiatives undertaken in connection with the consolidation of Sweet Factory's operations with our existing operations. Such expenditures included, among other things, severance payments to certain employees of Sweet Factory and expenditures to close Sweet Factory's facilities in San Diego, California and expand our facilities in Chicago, Illinois to integrate Sweet Factory's operations with our current operations. Also, in order to extend our license of the Sweet Factory trademark for the ten-year period beyond the year 2000, we will have to pay an $825,000 renewal fee.

    Based upon our current level of operations and anticipated growth, our management believes that available cash flow, together with cash on our balance sheet and available borrowings under our revolving credit facility, will be adequate to meet our anticipated future requirements for capital expenditures, working capital and debt service obligations. Our revolving credit facility expires on April 15, 2001. For the period after April 15, 2001, we will need to extend or renew our revolving credit facility or obtain alternative financing to meet our seasonal working capital needs and other requirements.

    In addition, Holdings has certain dividend and redemption obligations for which we must generate the necessary funds. Holdings has the following three classes of preferred stock: Senior Preferred Stock, Junior Class A PIK Preferred Stock and Junior Class B PIK Preferred Stock. The Senior Preferred Stock was issued in 1991 in the original face amount of $10.0 million and is subject to mandatory redemption on August 31, 2001. Assuming that Holdings continues to exercise its option to pay 50% of the dividends in kind, the redemption value of the Senior Preferred Stock on August 31, 2001 will be approximately $12.7 million. The Junior Class A PIK Preferred Stock and the Junior Class B PIK Preferred Stock were issued in 1991 in the original face amounts of $7.0 million and $0.7 million, respectively. Both classes of Junior PIK Preferred Stock are subject to mandatory redemption on November 1, 2001. Assuming that Holdings continues to exercise its option to pay all dividends in kind, the redemption value of the Junior Class A PIK Preferred Stock and the Junior Class B PIK Preferred Stock on November 1, 2001 will be approximately $15.1 million and $1.5 million, respectively. In addition, beginning in January 2000, some holders of Holdings' Class A Common Stock and Class D Common Stock, which include affiliates of TCW Capital and The Jordan Company, have the right to require Holdings to either initiate a sale of us or redeem their shares of Common Stock.

    In order for Holdings to make such redemption payments, Holdings must cause us, to the extent permitted by the indenture and our revolving credit facility, to advance the necessary funds to Holdings by dividend or otherwise. Such advances, if paid, will reduce the funds available for our operations. To the extent that such funds are not available, whether due to the restrictions set forth in the indenture or our revolving credit facility or otherwise, the failure to make required redemption payments would trigger various provisions of Holdings' preferred and common stock, including provisions providing for a change of control of Holdings' and our Boards of Directors.

    Instruments governing our indebtedness, including the indenture and our and Archibald Candy (Canada) Corporation's revolving credit agreements contain financial and other covenants that restrict, among other things, our ability to make investments, loans and advances, pay dividends and make certain other restricted payments, incur additional indebtedness, incur liens, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets, consummate certain other asset sales and enter into certain transactions with affiliates. Our revolving credit facility prohibits, except in limited circumstances, us from making dividend payments or other distributions on our outstanding shares of capital stock if either (1) some defaults under our revolving credit facility have occurred and are continuing at the date of declaration, payment or making thereof or would result therefrom or (2) the indenture or the notes issued thereunder prohibit such distributions. The indenture provides that, except in limited circumstances, we will not, and will not permit any of our subsidiaries to, make dividend payments or other distributions on our outstanding shares of capital stock unless at the time of such distribution: (a) no default under the indenture has occurred and is continuing or would occur as a consequence thereof, (b) immediately after such distribution, we would comply with interest coverage ratios set forth in the indenture and (c) such distributions do not exceed an amount determined by reference to a formula consisting primarily of prior distributions and payments, prior income and the proceeds from the sale of securities. In addition, our revolving credit facility requires us to comply with specified financial ratios, including minimum fixed charge coverage and maximum leverage ratios. The indenture prohibits the incurrence of indebtedness unless, among other things, we comply with minimum interest coverage ratios set forth in the indenture. Such limitations, together with our highly leveraged nature, could limit corporate and operating activities, including our ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

INFLATION

    Inflationary factors such as increases in the costs of ingredients, purchased product, labor and corporate overhead may adversely affect our operating profit. In addition, store operating costs, including most of our retail store leases which require us to pay additional rent based on a percentage of sales as well as taxes, insurance and maintenance expenses, are subject to inflation. Although our recent results have not been significantly affected by inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operating results.

QUARTERLY RESULTS AND SEASONALITY

    Our sales and earnings are highly seasonal. Historically, our second and third fiscal quarters have generated the highest sales and profits due to increased consumer demand during the Christmas, Valentine's Day and Easter holiday seasons. Our sales generally have been lowest during the fourth fiscal quarter, reflecting reduced demand for our products during the summer months and resulting in an EBITDA loss in this period. We expect our Sweet Factory and Laura Secord sales to exhibit a similar seasonality. In light of the seasonality of our business, results for any interim period are not necessarily indicative of the results that may be realized for the full year. Our working capital requirements also fluctuate throughout the year based on our inventories in anticipation of sales. Such inventory requirements generally are highest during the first four months of each fiscal year as we increases our raw material and other inventories to accommodate anticipated product sales for the Christmas, Valentine's Day and Easter holiday seasons.

    The following table summarizes our net sales and EBITDA by quarter for fiscal 1998 and 1999 (including our Sweet Factory operations for the third and fourth quarter of fiscal 1999 and our Laura Secord operations for the fourth quarter of fiscal 1999).

                         FIRST      SECOND      THIRD      FOURTH       FIRST      SECOND      THIRD      FOURTH
                        QUARTER     QUARTER    QUARTER     QUARTER     QUARTER     QUARTER    QUARTER     QUARTER
                         ENDED       ENDED      ENDED       ENDED       ENDED       ENDED      ENDED       ENDED
                       NOV. 29,    FEB. 28,    MAY 30,    AUG. 29,    NOV. 28,    FEB. 27,    MAY 29,    AUG. 28,
                         1997        1998        1998       1998        1998        1999        1999       1999
                       ---------   ---------   --------   ---------   ---------   ---------   --------   ---------
                                                         (DOLLARS IN THOUSANDS)
Net sales............   $27,173     $58,397    $26,216     $14,956     $29,648     $81,455    $44,704     $40,982
EBITDA...............     1,057      19,588      2,116      (3,797)      1,465      22,474      3,353      (3,592)

    For the twelve-month period ended August 28, 1999, Sweet Factory had net sales of $75.7 million on a pro forma basis, of which net sales by quarter were approximately 22%, 29%, 23% and 26%, respectively. For the twelve-month period ended August 28, 1999, Laura Secord had net sales of $49.2 million on a pro forma basis, of which net sales by quarter were approximately 22%, 38%, 24% and 16%, respectively

IMPACT OF THE YEAR 2000 ISSUE

    Many computer systems and other equipment with embedded chips or processors use only two digits to represent the year and, as a result, they may be unable to process accurately certain data before, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or system failure causing disruptions in their operations. This is commonly known as the Year 2000 issue and can arise at any point in our supply, manufacturing, processing, distribution and financial chains.

    We have surveyed substantially all of our internal computer systems and are in the process of contacting suppliers and consultants to address year 2000 issues for the software and hardware that we use. We also are in the process of upgrading and improving our internal computer systems, which work is expected to be completed by December 1999. Following the completion of this work and based on the representations and warranties of our suppliers and consultants, we expect our internal computer systems and those of our key suppliers to be year 2000 compliant by the end of 1999. We do not believe that the costs associated with making our internal computer systems year 2000 compliant will be material. However, if our systems or the systems of other companies on whose services we depend or with whom our systems interface are not year 2000 compliant on a timely basis, it could have a material adverse effect on our results of operation and financial condition. Nestle has provided us with limited representations and indemnification as to the year 2000 compliance of the Laura Secord assets that we have acquired.

              ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The audited financial statements of Archibald Candy Corporation are included in this report beginning at page F-1.

             ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURES

    During fiscal 1998 and fiscal 1999, there has been no change in our accountants or any disagreement between our management and our accountants on any matter of accounting principles or practices or financial statement disclosures.

                                    PART III
            ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS AND MANAGEMENT EMPLOYEES

    The following table and summary below set forth certain information with respect to our directors and management employees as of August 28, 1999.*

NAME                                         AGE                POSITION WITH THE COMPANY
----                                        ------  --------------------------------------------------
Thomas H. Quinn...........................    52    Chairman of the Board and Chief Executive
                                                    Officer**
Ted A. Shepherd...........................    40    President and Chief Operating Officer**
Donna M. Snopek...........................    40    Vice President--Finance and Accounting and
                                                      Secretary**
David B. Williams.........................    51    Vice President--General Manager of Boxed Chocolate
                                                      Brands
Alan W. Petrik............................    46    Vice President--Business Systems
Ricky L. Lelli............................    47    Vice President--Operations
Joseph Chipollini.........................    48    Vice President--Retail Operations
Nicholas Podoba...........................    53    Vice President--Human Resources
John W. Jordan II.........................    51    Director**
Adam E. Max...............................    41    Director, Vice President, Assistant Treasurer and
                                                      Assistant Secretary**
Jeffrey Rosen.............................    50    Director**
Brant Binder..............................    33    Director**

------------------------

* In October 1999, we hired Mr. Thomas G. Kasvin as our Vice President and Chief Financial Officer.

**  Reflects positions held with both us and Holdings.

    MR. QUINN has served as our Chairman of the Board and Chief Executive Officer since our acquisition by Holdings in 1991. Since 1988, Mr. Quinn has been President, Chief Operating Officer and a director of Jordan
Industries, Inc., a diversified industrial holding company affiliated with The Jordan Company. Mr. Quinn is a director of AmeriKing, Inc. and a director of other privately held companies.

    MR. SHEPHERD has served as our President and Chief Operating Officer since 1996. Mr. Shepherd joined us in December 1993 as Vice President of the Specialty Division and was named Vice President of Sales and Marketing in 1995.
Mr. Shepherd has over 17 years of general management, sales and marketing experience in the confectionery industry. Prior to joining us, Mr. Shepherd worked for 11 years at Mars, Incorporated and affiliated entities, where he held a variety of sales, marketing and general management positions.

    MS. SNOPEK has served as our Vice President of Finance and Accounting since 1996 and as our Secretary since 1995. Ms. Snopek joined us in 1993 as Controller. Ms. Snopek has over 19 years experience in various finance and accounting positions. Prior to joining us, Ms. Snopek worked for the NutraSweet Company, where she served as Planning and Analysis Director.

    MR. WILLIAMS was hired in April 1999 as our Vice President--General Manager of Boxed Chocolate Brands. Mr. Williams has over 29 years of experience in the food and beverage industry with The Quaker Oats Company. Mr. Williams served as Vice President and Chief Customer Officer, Gatorade, U.S. for The Quaker Oats Company from 1993 until joining us.

    MR. PETRIK has served as our Vice President of Business Systems since 1997. Mr. Petrik has been with us for 19 years and has held various senior management positions with us, including Vice President of Manufacturing and Vice President of Operations.

    MR. LELLI has served as our Vice President of Operations since 1997.
Mr. Lelli joined us in 1994 as Director of Manufacturing. Mr. Lelli has over 23 years of experience in the food processing industry. Prior to joining us, Mr. Lelli worked for five years at The Masterson Company, a confectionery company, where he served as Vice President of Manufacturing.

    MR. CHIPOLLINI has served as our Vice President of Retail Operations since April 1998. Mr. Chipollini joined us in April 1995 as East Coast Regional Manager. Prior to joining us, Mr. Chipollini worked for four years at Crystal Brands, where he served as a District Manager.

    MR. PODOBA has served as our Vice President of Human Resources since he joined us in October 1998. Prior to joining us, Mr. Podoba worked for seven years at Northwestern Memorial Faculty Foundation, where he served as Director of Human Resources.

    MR. JORDAN has served as one of our directors since our acquisition by Holdings in 1991. Mr. Jordan is a managing director of The Jordan Company, which he founded in 1982. Mr. Jordan is also a director of Jordan Industries, Inc., Carmike Cinemas, Inc., AmeriKing, Inc., Winning Ways, Inc., Motor and
Gears, Inc., Rockshox, Inc. and Apparel Ventures, Inc., all of which are affiliates of The Jordan Company, as well as other privately-held companies.

    MR. MAX has served as one of our directors since our acquisition by Holdings in 1991. Mr. Max is a managing director of The Jordan Company, which he joined in 1986. Mr. Max is also a director of Rockshox, Inc.

    MR. ROSEN has served as one of our directors since 1997. Mr. Rosen is a partner in the law firm of O'Melveny & Meyers LLP, counsel for TCW Capital.

    MR. BINDER has served as one of our directors since September 1998. Mr. Binder is a Vice President of TCW Capital.

    MR. KASVIN was hired in October 1999 as our Vice President and Chief Financial Officer. Prior to joining us, Mr. Kasvin worked for eight years at American Safety Razor, where he served as Chief Financial Officer.

SHAREHOLDERS AGREEMENT

    In connection with the formation of Holdings and its acquisition of us in 1991, we, Holdings, affiliates of The Jordan Company and TCW Capital, Jackson National Life Insurance Company and certain individuals listed on the signature pages thereto as members of The Jordan Group entered into a shareholders agreement dated as of October 30, 1991, as amended by the First Amendment thereto dated as of July 2, 1997, which contains provisions relating to our governance and the governance of Holdings. These provisions provide for, among other things, the election to each of our and Holdings' Boards of Directors of three directors nominated by affiliates of The Jordan Company and two directors nominated by affiliates of TCW Capital. Messrs. Jordan, Quinn and Max are the directors nominated by the affiliates of The Jordan Company and Messrs. Rosen and Binder are the directors nominated by the affiliates of TCW Capital.

COMPENSATION.

    We pay each of our directors a quarterly fee of $2,500. In fiscal 1999, we also paid Mr. Quinn a $52,000 consulting fee. See "Certain
Transactions--Director's Consulting Fee and TCW Affiliates' Expense Reimbursement." We also reimburse directors for their travel and other expenses incurred in connection with attending meetings of the Board of Directors.

                        ITEM 11--EXECUTIVE COMPENSATION

    The following table sets forth certain information regarding compensation paid or accrued by us during each of the three most recent fiscal years to our chief executive officer and each of our other executive officers whose total annual salary and bonus exceeded $100,000 for each such fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                                                           COMPENSATION
                                                            ANNUAL COMPENSATION               AWARDS
                                                    ------------------------------------   ------------
                                                                           OTHER ANNUAL     SECURITIES
                                                                           COMPENSATION     UNDERLYING
NAME AND PRINCIPAL POSITION(1)             YEAR     SALARY($)   BONUS($)        ($)          SARS (#)
------------------------------           --------   ---------   --------   -------------   ------------
Thomas H. Quinn........................    1999           --          --      $52,000(1)         --
  Chairman of the Board and                1998           --          --       52,000(1)         --
  Chief Executive Officer                  1997           --          --       52,000(1)         --

Ted A. Shepherd........................    1999     $271,667    $350,000           --            --
  President and Chief Operating            1998      235,000     200,000           --          9.75(2)
  Officer                                  1997      221,583     311,000           --            --

Donna M. Snopek........................    1999      135,000      99,000           --            --
  Vice President--Finance and
    Accounting                             1998      121,167      67,500           --          1.00
  and Secretary                            1997      110,167     103,575           --            --

David B. Williams(3)...................    1999       69,000      27,169           --          5.00
  Vice President and General Manager of
  Boxed Chocolate Brands

------------------------

(1) Reflects a consulting fee we paid Mr. Quinn in each of fiscal 1999, 1998 and 1997 in lieu of salary. See "Certain Transactions--Director's Consulting Fee and TCW Affiliates' Expense Reimbursement."

(2) Holdings subsequently has converted all of Mr. Shepherd's SARs into an equivalent number of shares of Holdings' Class A Common Stock. See "--Holdings' 1999 Stock Bonus Plan."

(3) In April 1999, we hired Mr. David Williams to serve as our Vice President and General Manager of Boxed Chocolate Brands. His annual salary is $207,000 and he has been granted five stock appreciation rights pursuant to Holdings' Stock Appreciation Rights Plan.

HOLDINGS' STOCK APPRECIATION RIGHTS PLAN

    The Fannie May Holdings, Inc. Stock Appreciation Rights Plan was adopted by the Board of Directors of Holdings in October, 1991 to afford selected employees of Holdings and its subsidiaries an opportunity to participate in the potential economic appreciation of Holdings' consolidated common stock equity value. A total of 52.75 SARs are authorized for grant under the SAR Plan representing the economic equivalent of 52.75 shares, or 4.9%, of Holdings' Common Stock, on a fully diluted basis. As of August 28, 1999, 35 SARs were outstanding under the SAR Plan, with 23 SARs issued to our current employees and the balance held by former employees.

    The SAR Plan is administered under the direction of the Board of Directors of Holdings. The Board selects the employees to receive SARs and the number of SARs subject to each such grant and determines the exercise or vesting schedule for each SAR granted. Pursuant to the SAR Plan, each SAR entitles the holder to surrender all or a portion thereof to Holdings upon the occurrence of any "Cash Out Event," as defined in the Plan, for a payment in an amount based upon the value of one share of Holdings' Common Stock, or a percentage thereof, determined with reference to the applicable Cash Out Event. In some cases, all such payments may be deferred if Holdings is not permitted to pay the same by the governing debt documents. The SAR Plan generally defines a Cash Out Event to include:

    - certain public offerings of Holdings' Common Stock;

    - any merger, combination, consolidation or similar transaction involving Holdings in which the holders of a majority of the outstanding Holdings' Common Stock immediately prior to such transaction are not the holders of a majority of the ordinary voting securities of the entity surviving such transaction;

    - the sale of all or substantially all of the assets of Holdings; or

    - the sale of a majority of Holdings' Common Stock.

    The SAR Plan provides that in the event the employment of any holder of an SAR terminates for (1) "Cause," as defined in the SAR Plan, at any time or
(2) any other reason except death or disability within a prescribed period, known as the "vesting period," following the grant of the subject SAR, then all of such holder's rights in such SAR shall automatically terminate. The SAR Plan further provides that upon any termination of any SAR holder's employment following the vesting period or upon the death or disability of a holder at any time, such holder's SARs shall be subject to repurchase by Holdings at the option of either Holdings or the holder. The price payable by Holdings in connection with any such repurchase is the amount allocable to such SAR by which the value of Holdings exceeds the dollar amount of all debt and preferred stock obligations of Holdings. The value of Holdings is to be determined by reference to certain book values and earnings measures established by the SAR Plan. At Holdings' option, the repurchase amounts may be paid by a note payable over three years.

SAR GRANTS IN FISCAL 1999

    The following table sets forth information with respect to SARs granted during fiscal 1999 by Holdings to our executive officers.

                                                     SAR GRANTS IN LAST FISCAL YEAR
                                           ---------------------------------------------------
                                           NUMBER OF      % OF TOTAL
                                             SHARES          SARS        EXERCISE
                                           UNDERLYING     GRANTED TO     OR BASE                 GRANT DATE
                                              SARS       EMPLOYEES IN     PRICE     EXPIRATION    PRESENT
NAME                                        GRANTED     FISCAL YEAR(1)    ($/SH)     DATE(2)      VALUE(3)
----                                       ----------   --------------   --------   ----------   ----------
David B. Williams........................     5.00           100%           $0             --        $0

------------------------

(1) Five SARs were granted to Mr. Williams in April 1999 pursuant to Holdings Stock Appreciation Rights Plan.

(2) SARs issued pursuant to the SAR Plan have no expiration date. However, all or a part of an SAR is automatically terminated under certain circumstances in connection with an employee's termination of employment with us.

(3) Based on the formulation specified in the SAR agreements of the respective executive officers, the actual value of an SAR is subject to and not determinable until the occurrence of either (a) a Cash Out Event or (b) in some circumstances, the call or put election of Holdings or the holder, respectively, following the termination of the holder's employment with us.

AGGREGATED SAR EXERCISES IN FISCAL YEAR 1999 AND 1999 FISCAL YEAR-END SAR VALUES

    The following table sets forth information with respect to SAR exercises during fiscal 1999 by our executive officers and the number of shares of Holdings' Common Stock underlying SARs held by each of our executive officers and the value of such executive officers' exercisable and unexercisable SARs on August 28, 1999.

                                                                               NUMBER OF
                                                                              SECURITIES       VALUE OF
                                                                              UNDERLYING      UNEXERCISED
                                                                              UNEXERCISED    IN-THE-MONEY
                                                                                SARS AT         SARS AT
                                                                             FISCAL YEAR-    FISCAL YEAR-
                                                                                 END,            END,
                                                  SHARES                     EXERCISABLE/    EXERCISABLE/
                                               ACQUIRED ON        VALUE      UNEXERCISABLE   UNEXERCISABLE
NAME                                          EXERCISE(#)(1)   REALIZED($)        (#)           (#)(2)
----                                          --------------   -----------   -------------   -------------
Ted A. Shepherd.............................           --              --    0/0                $0/$0
Donna M. Snopek.............................           --              --    0/4.00              0/0
David B. Williams...........................           --              --    0/5.00              0/0

------------------------

(1) No SARs were exercised during fiscal 1999.

(2) Based on the formulation specified in the SAR agreements of the respective executive officers, the actual value of an SAR is subject to and not determinable until the occurrence of either (a) a Cash Out Event or (b) in some circumstances, the call or put election of Holdings or the holder, respectively, following the termination of the holder's employment with us.

HOLDINGS' 1998 STOCK BONUS PLAN

    The Fannie May Holdings, Inc. 1998 Stock Bonus Plan was adopted by the Board of Directors of Holdings in August 1998 to promote the long-term success of Holdings and its subsidiaries by strengthening Holdings' ability to attract and retain highly competent management employees and to provide a means to encourage stock ownership and proprietary interests in Holdings. The 1998 Stock Bonus Plan provides for the issuance of the right to acquire shares of Holdings' Class A Common Stock to those management employees who can significantly enhance the long-term performance of Holdings and its subsidiaries and is intended to provide, in combination with other forms of compensation and benefits, a total compensation program which is competitive with the reward programs of other similar enterprises. No more than 33 shares of Holdings' Class A Common Stock may be issued under the 1998 Stock Bonus Plan. The 1998 Stock Bonus Plan terminates on July 1, 2008. The 1998 Stock Bonus Plan is administered under the direction of the Board of Directors of Holdings. The Board determines the management employees to receive shares of Holdings' Class A Common Stock under the 1998 Stock Bonus Plan, the number of shares to be granted, the consideration, if any, to be paid for such shares and the other terms and conditions of any such issuances. As of August 28, 1999, Holdings had issued
19.75 shares in aggregate of its Class A Common Stock pursuant to the 1998 Stock Bonus Plan, all of which was issued to Mr. Shepherd. On August 31, 1999, Holdings issued an additional 6.5 shares of its Class A Common Stock to Mr. Shepherd pursuant to the 1998 Stock Bonus Plan.

BENEFIT PLANS

    We sponsor two noncontributory defined benefit pension plans, one for eligible collective bargaining employees and one for eligible non-collective bargaining employees. Our employees are generally eligible to become participants in the applicable pension plan upon attaining age 21 and completing a 12-month period of service to us in which the employee works a minimum of one thousand hours. Participants become vested in their accrued benefits under the applicable pension plan based on a three to seven year graded vesting schedule at the rate of 20% per year after three years of "vesting service," as defined in the pension plans. We make annual contributions to the pension plans in amounts determined by the actuary for the pension plans.

    The normal retirement age under the pension plans is the later of age 65 or the fifth anniversary of participation for participants who enter the pension plan on or after September 1, 1988 and age 65 for participants who enter the plan before September 1, 1988. A reduced early retirement benefit is available when a participant has attained age 55 and completed at least ten years of vesting service. A participant's accrued annual benefit under the applicable pension plan, starting at age 65, is the sum of (1) his accrued annual benefit, if any, as of August 31, 1992 and (2) one-half of one percent of the "compensation," as defined in the pension plans, paid to the participant during each year of "credited service," as defined in the pension plans, after August 31, 1992. Effective September 1, 1999, employees covered by certain bargaining units in the pension plan for collective bargaining employees have an accrued annual benefit of (1) 1.5 times accrued annual benefit, if any, as of August 31, 1992 and (2) three-fourths of one percent of the "compensation" paid to the participant during each year of "credited service" after August 31, 1992. Compensation is generally defined in the pension plans as the total cash remuneration paid for the twelve months ending August 31 of each year, and is limited by federal law to $150,000 per year, as adjusted for cost-of-living increases.

    The estimated annual benefits payable to our executive officers under the pension plans upon retirement at normal retirement age, assuming continuous service and constant salary to normal retirement date, is approximately $50,000, in aggregate.

    We also sponsor two defined contribution 401(k) profit sharing plans, one for eligible collective bargaining employees and one for eligible non-collective bargaining employees. Our non-collective bargaining employees are eligible to make 401(k) contributions to the profit sharing plan for non-collective bargaining employees after they have attained the age of 21, and are eligible to have employer discretionary profit sharing contributions credited to their profit sharing accounts after they have attained the age of 21 and completed a 12-month period of service in which they work a minimum of one thousand hours. Our collective bargaining employees are eligible to make 401(k) contributions and have employer discretionary profit sharing contributions credited to their profit sharing accounts after they have attained the age of 21 and completed a 12-month period of service in which they work a minimum of one thousand hours. Participants become vested in their employer discretionary profit sharing accounts under the applicable profit sharing plan based on a three to seven year graded vesting schedule at the rate of 20% per year after three years of "vesting service," as defined in the profit sharing plans. If we make discretionary profit sharing contributions to the plans for a plan year, the contributions are allocated to the accounts of participants who completed one thousand hours of service in such plan year and were still employed on the last day of the plan year, or who retired, died or became disabled during such plan year. Discretionary profit sharing contributions are allocated in accordance with a participant's participation units. Participants receive one participation unit for each full year of vesting service, and one participation unit for each full $100 of compensation, as defined in the profit sharing plans.

    The normal retirement age under the profit sharing plans is age 65. A participant may elect early retirement under the profit sharing plans after he has attained age 55 and completed at least five years of vesting service. If a participant terminates employment before retirement, he may elect to receive a distribution of his vested profit sharing plan account balances. Distributions under the profit sharing plans may be made in a lump sum or installments. Participants direct the investment of their plan accounts. Loans are available from the profit sharing plans to participants who are employees.

               ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

    Holdings owns all of our issued and outstanding capital stock. The following table sets forth certain information with respect to the beneficial ownership of the equity securities of Holdings as of August 28, 1999 by (1) each person who is known by us to beneficially own more than 5% of the outstanding shares of any class of Holdings' voting securities; (2) each of our directors and executive officers who own shares of Holdings' equity securities; and (3) all or our directors and executive officers, as a group, who own shares of Holdings' equity securities.

                                                                                          PERCENTAGE OF ALL
                                                                                             OUTSTANDING
                                                                NUMBER OF    PERCENTAGE     VOTING COMMON
 NAME(1)                                    TITLE OF CLASS(2)     SHARES      OF CLASS          STOCK
 -------                                    -----------------   ----------   ----------   -----------------
 TCW Capital(3)...........................   Class A Common     339.741000       47.5%           33.3%
 Jordan Industries, Inc.(4)...............   Class A Common     151.128000       21.1            14.8
 JZ Equity Partners PLC(5)................   Class A Common     100.752000       14.1             9.9
 WCT Investment Pte Ltd.(6)...............   Class A Common      82.573000       11.5             8.1
 Mezzanine Capital(7).....................   Class A Common      21.069000        2.9             2.1
 Leucadia Investors, Inc.(8)..............   Class C Common      65.788625       22.3             6.5
 John W. Jordan II(9).....................   Class A Common     151.128000       21.1            14.8
                                             Class C Common      43.945960       14.9             4.3
 Thomas H. Quinn(10)......................   Class A Common     151.128000       21.1            14.8
                                             Class C Common      31.582500       10.7             3.1
 Adam E. Max(11)..........................   Class C Common      26.315450        8.9             2.6
 Ted A. Shepherd(12)......................   Class A Common      19.750000        2.8             1.9
 TCW Special Placements Fund III(7).......   Class D Common      10.000000      100.0             1.0
 All directors and executive officers of
   Holdings as a group(9)(10).............   Class A Common     170.878000       23.9            16.8
                                             Class C Common     101.843910       34.6            10.0

------------------------

 (1) For purposes herein, (a) affiliates of TCW Capital consist of the following: TCW Capital, WCT Investment Pte Ltd., Mezzanine Capital and TCW Special Placements Fund III; and (b) affiliates of The Jordan Company include, among others, the following: Jordan Industries, Inc., Leucadia Investors, Inc., JZ Equity Partners PLC, John W. Jordan II, Thomas H. Quinn and Adam E. Max; provided, that although an affiliate of The Jordan Company provides financial advisory services to JZ Equity Partners PLC, it is not otherwise affiliated with The Jordan Company.

 (2) As of August 28, 1999, there were outstanding (a) 715.0130 shares of Holdings' Class A Common Stock, (b) no shares of Holdings' Class B Common Stock, (c) 294.737 shares of Holdings' Class C Common Stock and (d) 10 shares of Holdings' Class D Common Stock, aggregating to 1,019.75 outstanding shares of Holdings' Common Stock. Holdings' Class B Common Stock is non-voting, except as provided by law and in some other limited circumstances. Each of the other classes of Holdings' Common Stock has one vote per share for the election of directors and all other corporate matters, except as follows: (i) the holders of Holdings' Class C Common Stock, as a class, subject to the rights of holders of Holdings' Senior Preferred Stock and Class D Common Stock described below, may elect a director who is entitled to exercise 51% of the voting power of the Board of Directors of Holdings; (ii) upon the occurrence of some triggering events, including a failure by Holdings to redeem its Junior Class A PIK Preferred Stock on November 1, 2001, the holders of Holdings' Class D Common Stock, voting separately as a class, have the right to elect an additional director and such director shall have 51% of the voting power of the Board of Directors of Holdings, unless due to a failure by Holdings to make a dividend payment or a mandatory redemption payment with respect to its Senior Preferred Stock, whether or not such payment is legally permissible, the holders of Holdings' Senior Preferred Stock have elected a director who is entitled to exercise 51% of the voting power of the Board of Directors of Holdings; and (iii) some events, such as amendments to Holdings' certificate of incorporation or by-laws which adversely affect the rights of holders and some merger and consolidation transactions, require the approval of a majority of holders of each class voting separately as a class. No event has occurred which would give either the holders of Holdings' Class D Common Stock or Holdings' Senior Preferred Stock the right to elect a director who is entitled to exercise 51% of the voting power of the Board of Directors of Holdings. In addition, all holders of Holdings' Common Stock are parties to the shareholders agreement. See "Certain Transactions--Shareholders Agreement." As of
     August 28, 1999, there also were outstanding (A) 1,213.57887 shares of Holdings' Senior Preferred Stock, all of which is owned by our former owners through the Denton Thorne Trust A, the Denton Thorne Trust B and the Denton Thorne Trust C, (B) 480.0652 shares of Holdings' Junior Class A PIK Preferred Stock, approximately 36% of which is owned by affiliates of The Jordan Company and approximately 64% of which is owned by affiliates of TCW Capital, and (C) 48.0064 shares of Holdings' Junior Class B PIK Preferred Stock, approximately 80% of which is owned by affiliates of The Jordan Company. Holdings' certificate of incorporation provides that in the event that Holdings fails to (i) pay on any dividend payment date the full amount of dividends then accrued and unpaid on the Senior Preferred Stock or
     (ii) redeem all shares of Holdings' Senior Preferred Stock then outstanding on the dividend payment date occurring in 2001, the Board of Directors of Holdings shall automatically be increased by one director and the holders of Holdings' Senior Preferred Stock shall have the right to elect an individual to fill such newly created directorship. The director elected by the holders of Holdings' Senior Preferred Stock would have 51% of the total voting power of the Board of Directors of Holdings.

 (3) The Class A Common Stock indicated as owned by TCW Capital is actually held as follows: (a) 311.408 shares are held in the name of TCW Special Placements Fund III; (b) 23.74 shares are held in the name of TCW Capital, as Investment Manager pursuant to an Investment Management Agreement dated as of April 18, 1990; and (c) 4.593 shares are held in the name of TCW Capital, as Investment Management pursuant to an Investment Management Agreement dated as of June 19, 1989. As of August 28, 1999, affiliates of TCW Capital owned 44.5% of the outstanding voting Holdings' Common Stock. As of August 28, 1999, affiliates of TCW Capital also owned approximately 64% of Holdings' Junior Class A PIK Preferred Stock. The principal address of TCW Capital is c/o Trust Company of the West, Representative Office, 200 Park Avenue, Suite 2200, New York, New York 10166.

 (4) As of August 28, 1999, Jordan Industries, Inc. and other affiliates of The Jordan Company also owned approximately 36% of Holdings' Junior Class A PIK Preferred Stock. The principal address of Jordan Industries, Inc. is Arbor Lake Center, 1751 Lake Cook Road, Suite 550, Deerfield, Illinois 60015.
     Mr. Jordan is Chairman of the Board and Chief Executive Officer of Jordan Industries, Inc. Mr. Quinn is President, Chief Operating Officer and a Director of Jordan Industries, Inc.

 (5) As of August 28, 1999, JZ Equity Partners PLC also owned 68.5807 shares of Holdings' Junior Class A PIK Preferred Stock. The principal address of JZ Equity Partners PLC is c/o The Jordan Company LLC, 767 Fifth Avenue, New York, New York 10153.

 (6) As of August 28, 1999, WCT Investment Pte Ltd. also owned 54.5124 shares of Holdings' Junior Class A PIK Preferred Stock. In connection with its acquisition in 1992 from affiliates of TCW Capital of shares of Holdings' Class A Common Stock and Junior Class A PIK Preferred Stock, WCT Investment Pte Ltd. granted an irrevocable proxy to TCW Special Placements Fund III for the purpose of approving or consenting to some actions by Holdings. The principal address of WCT Investment Pte Ltd. is c/o Government of Singapore Investment Corporation, 255 Shoreline Drive, Suite 600, Redwood City, California 94065.

 (7) Mezzanine Capital is affiliated with TCW Capital. As of August 28, 1999, Mezzanine Capital also owned 14.4380 shares of Holdings' Junior Class A PIK Preferred Stock. The principal address for each of Mezzanine Capital and TCW Special Placements Fund III is c/o TCW Special Placements Fund III, 865
     S. Figueroa St., Suite 1800, Los Angeles, California 90017.

 (8) As of August 28, 1999, Leucadia Investors, Inc. also owned 12.0015 shares of Holdings' Junior Class B PIK Preferred Stock. The principal address of Leucadia Investors, Inc. is 315 Park Avenue South, New York, New York 10010.

 (9) Information presented includes 151.128 shares of Holdings' Class A Common Stock held by Jordan Industries, Inc., of which Mr. Jordan is Chairman of the Board and Chief Executive Officer, and 43.94596 shares of Holdings' Class C Common Stock held by The John W. Jordan II Revocable Trust, of which Mr. Jordan is trustee. Mr. Jordan's address is c/o The Jordan Company LLC, 767 Fifth Avenue, New York, New York 10153.

(10) Information presented includes 151.128 shares of Holdings' Class A Common Stock held by Jordan Industries, Inc., of which Mr. Quinn is the President, Chief Operating Officer and a director. Mr. Quinn's address is c/o Archibald Candy Corporation, 1137 West Jackson Boulevard, Chicago, Illinois 60607.

(11) As of August 28, 1999, Mr. Max also owned 4.8007 shares of Holdings' Junior Class B PIK Preferred Stock. The address of Mr. Max is c/o The Jordan Company LLC, 767 Fifth Avenue, New York, New York 10153.

(12) Mr. Shepherd and Holdings entered into an Executive Subscription Agreement dated as of September 30, 1998 pursuant to which Holdings converted
     Mr. Shepherd's 19.75 SARs into the same number of shares of Holdings'
     Class A Common Stock. In addition, Mr. Shepherd and Holdings entered into an Executive Subscription Agreement dated as of August 31, 1999 pursuant to which Holdings granted Mr. Shepherd an additional 6.50 shares of Holdings' A Class Common Stock pursuant to Holdings' 1998 Stock Bonus Plan.
     Mr. Shepherd's address is c/o Archibald Candy Corporation, 1137 West Jackson Boulevard, Chicago, Illinois 60607.

            ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT CONSULTING AGREEMENT

    On July 2, 1997, Holdings entered into a five year management consulting agreement with TJC Management Corp., pursuant to which TJC Management Corp. or its designee will receive a fixed fee for management, consulting and similar services in the amount of $364,000 per annum plus any out-of-pocket expenses and additional fees for any investment banking services rendered. We believe that the terms of the management consulting agreement are comparable to the terms that we would obtain from disinterested third parties for comparable services. For its investment banking services rendered to Holdings in connection with the Sweet Factory acquisition and related financing, Holdings paid TJC Management Corp. $600,000 pursuant to the management consulting agreement. For its investment banking services rendered to Holdings in connection with the Laura Secord acquisition and related financing, Holdings paid TJC Management Corp. $850,000 pursuant to the management consulting agreement.

TAX SHARING AND MANAGEMENT CONSULTING AGREEMENT

    On July 2, 1997, we entered into a tax sharing and management consulting agreement with Holdings, pursuant to which we agreed to pay or distribute to
Holdings:

    - so long as Holdings files consolidated income tax returns that include us, payments for our share of income taxes, assuming that we are a stand-alone entity and without giving effect to any consolidated net operating loss carry forwards of Holdings accumulated through August 30, 1997;

    - an annual fee of $412,000 for management, consulting, investment banking and similar services, plus an amount equal to the expenses incurred by Holdings in connection with the performance of such services;

    - investment banking fees incurred by Holdings on our behalf with TJC Management Corp. in connection with (1) any future recapitalizations, acquisitions or any similar transaction, which fee shall not exceed 2% of the transaction value, and (2) any financing transactions, which fee shall not exceed 1% of the transaction value;

    - amounts sufficient for Holdings to pay fees, expenses and indemnities to directors of Holdings in accordance with its bylaws and indemnification agreements; and

    - payments to or on behalf of Holdings in respect of franchise or similar taxes and governmental charges incurred by it relating to our business, operations or finances.

    We believe that the terms of the management services provided under the tax sharing and management consulting agreement are comparable to the terms that we would obtain from disinterested third parties for comparable services. In fiscal 1999, we paid $412,000 in management consulting fees, pursuant to the tax sharing and management consulting agreement.

    For investment banking fees incurred by Holdings on our behalf in connection with the Sweet Factory acquisition and related financing, we paid Holdings $600,000 pursuant to the tax sharing and management consulting agreement. For investment banking fees incurred by Holdings on our behalf in connection with the Laura Secord acquisition and related financing, we paid Holdings $850,000 pursuant to the tax sharing and management consulting agreement. Holdings paid these fees to TJC Management Corp. under the management consulting agreement.

PREFERRED STOCK

    As of August 28, 1999, affiliates of TCW Capital owned approximately 64% of the Class A Preferred Stock and affiliates of The Jordan Company owned approximately 36% of the Class A Preferred Stock and approximately 80% of the Class B Preferred Stock, all of which is subject to redemption.

DIRECTOR'S CONSULTING FEE AND TCW AFFILIATES' EXPENSE REIMBURSEMENT

    In each of fiscal 1997, 1998 and 1999, we paid Mr. Quinn a consulting fee equal to $52,000 in lieu of a salary in exchange for services rendered to us. Mr. Quinn consulted with us with respect to our financial and business affairs, our relationships with our lenders and stockholders, and the operation and expansion of our business. Such fee is expected to continue in the future and is subject to reasonable increases. Pursuant to the tax sharing and management consulting agreement, affiliates of TCW Capital who are members of our Board of Directors will receive $48,000 in the aggregate per year as reimbursement of expenses incurred in performing financial and management consulting services thereunder, including, but not limited to, any travel expenses. See "--Tax Sharing and Management Consulting Agreement."

SHAREHOLDERS AGREEMENT

    In connection with the formation of Holdings and its acquisition of us in 1991, affiliates of The Jordan Company and TCW Capital and other initial investors entered into the shareholders agreement, which contains some provisions relating to the governance of us and Holdings and restrictions on, and rights in the event of, the transfer of Holdings' Common Stock. Among other things, the shareholders agreement provides that, subject to limited exceptions,
(1) the composition of our and Holdings' Board of Directors shall be identical and (2) the number of directors on our and Holdings' Board shall be five, with affiliates of The Jordan Company nominating three directors and affiliates of TCW Capital nominating two directors. The shareholders agreement also provides that upon the occurrence of some triggering events, unless affiliates of TCW Capital as holders of Holdings' Class D Common Stock have already elected a director with 51% of the voting power of the Board of Directors of Holdings, Holdings shall not, without the approval of 60% of the outstanding Holdings' Common Stock, other than Holdings' Class B Common Stock:

    - enter into any transaction of merger, consolidation or amalgamation, or liquidate, wind up or dissolve itself;

    - convey, sell, lease, transfer or otherwise dispose of in a transaction or related series of transactions 25% or more of the property, business or assets of Holdings and its subsidiaries;

    - acquire by purchase or otherwise the business or any assets of, or stock or other evidences of beneficial ownership of, any person with a purchase price in excess of 20% of the then net worth of Holdings and its subsidiaries; or

    - issue certain equity securities or redeem equity shares.

The shareholders agreement further provides that without the approval of a director nominated by affiliates of TCW Capital, neither Holdings nor any of its subsidiaries shall (1) make any amendment to Holdings' certificate of incorporation or by-laws or (2) enter into any transaction with any affiliate, except for transactions entered into in the ordinary course of business in good faith and on fair and reasonable terms no less favorable to Holdings than Holdings would be able to obtain in a comparable arm's-length transaction with an unrelated third party. In addition, the shareholders agreement restricts the transfer of Holdings' Common Stock by providing, in part, that any subsequent holder of Holdings' Common Stock must agree to be bound by all the provisions of the shareholders agreement. In the event of a transfer of Holdings' Common Stock other than to a permitted transferee, the shareholders agreement provides each other holder of Holdings' Common Stock with tag-along rights and preemptive rights.

    In connection with its acquisition in 1992 from affiliates of TCW Capital of shares of Holdings' Class A Common Stock and Junior Class A PIK Preferred Stock, WCT Investment Pte Ltd. granted an irrevocable proxy to TCW Special Placements Fund III for the purpose of approving or consenting to some actions by Holdings, including mergers, consolidations, acquisitions of other entities, recapitalizations, issuances of equity securities and modifications of Holdings' business.

PROVISION OF SERVICES TO THE COMPANY

    Jordan Industries, Inc. owns 80% of PAMCO Printed Labels, which supplied approximately $517,000 of labels to us in fiscal 1999. Mr. Quinn, our Chairman of the Board and Chief Executive Officer, is the President, Chief Operating Officer and a director of Jordan Industries, Inc. Mr. Jordan, one of our directors, is Chairman of the Board and Chief Executive Officer of Jordan Industries, Inc. We believe that the pricing and services provided by PAMCO are comparable to those that we would obtain from disinterested third parties for comparable services.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Form 10-K.

       1.  Report of Independent Auditors

           Balance Sheets as of August 29, 1998 and August 28, 1999.

           Statements of Operations for the years ended August 30, 1997, August 29, 1998 and August 28, 1999.

           Statement of Changes in Shareholder's Equity (Deficit) for the years ended August 30, 1997, August 29, 1998 and August 28, 1999.

           Statements of Cash Flows for the years ended August 30, 1997,
             August 29, 1998 and August 28, 1999.

           Notes to Financial Statements.

       2.  Other Financial Information.

           None.

       3. The exhibits listed in the following "Index to Exhibits" are filed with this Form 10-K or incorporated by reference as set forth below.

    (b) The following reports on Form 8-K were filed during the fiscal quarter ended August 29, 1998.

       Current Report on Form 8-K filed with the Securities and Exchange
        Commission on June 3, 1999.

       Current Report on Form 8-K/A filed with the Securities and Exchange
        Commission on June 23, 1999.

       Current Report on Form 8-K filed with the Securities and Exchange
        Commission on August 19, 1999

    (c) The exhibits listed in the following "Index to Exhibits" are filed with this Form 10-K or incorporated by reference as set forth below.

    (d) Additional Financial Statement Schedules.

       None.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBIT
------                  ----------------------
         2.1            Agreement and Plan of Reorganization dated as of
                         November 24, 1998 by and among the Company, Sweet Factory
                         Acquisition Corp., Sweet Factory Group, Inc., Sweet
                         Factory, Inc., SF Candy Company, SF Properties, Inc. and
                         certain stockholders of Sweet Factory Group, Inc. party
                         thereto (incorporated by reference to Exhibit 2.1 to the
                         Company's Current Report on Form 8-K filed with the SEC on
                         December 22, 1998)

         2.2            Amendment No. 1 dated as of December 7, 1998 to Agreement
                         and Plan of Reorganization by and among the Company, Sweet
                         Factory Acquisition Corp., Sweet Factory Group, Inc., Sweet
                         Factory, Inc., SF Candy Company, SF Properties, Inc. and
                         Weston Presidio Offshore Capital C.V., as representative of certain stockholders of Sweet Factory Group, Inc.
                         (incorporated by reference to Exhibit 2.2 to the Company's
                         Registration Statement on Form S-4, File No. 333-71925)

         2.3            Asset Purchase Agreement dated as of May 26, 1999 between
                         Nestle Canada Inc. and the Company (incorporated by
                         reference to Exhibit 2.1 to the Company's Current Report on
                         Form 8-K filed with the SEC on June 23, 1999)

         3.1            Amended and Restated Articles of Incorporation of the
                         Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No.
                         333-33751)

         3.2            Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration
                         Statement on Form S-1, File No. 333-33751)

         3.3            Certificate of Incorporation of Sweet Factory Group, Inc.
                         (incorporated by reference to Exhibit 3.3 to the Company's
                         Registration Statement on Form S-4, File No. 333-71925)

         3.4            Restated Certificate of Incorporation of Sweet
                         Factory, Inc. (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-4, File No.
                         333-71925)

         3.5            Certificate of Incorporation of SF Properties, Inc.
                         (incorporated by reference to Exhibit 3.5 to the Company's
                         Registration Statement on Form S-4, File No. 333-71925)

         3.6            Certificate of Incorporation of SF Candy Company
                         (incorporated by reference to Exhibit 3.6 to the Company's
                         Registration Statement on Form S-4, File No. 333-71925)

         3.7            Articles of Incorporation of Archibald Candy (Canada)
                         Corporation (incorporated by reference to Exhibit 3.7 to
                         the Company's Registration Statement on Form S-4, File No.
                         333-84685)

         3.8            By-Laws of Sweet Factory Group, Inc. (incorporated by
                         reference to Exhibit 3.7 to the Company's Registration
                         Statement on Form S-4, File No. 333-71925)

         3.9            By-Laws of Sweet Factory, Inc. (incorporated by reference to
                         Exhibit 3.8 to the Company's Registration Statement on Form
                         S-4, File No. 333-71925)

         3.10           By-Laws of SF Properties, Inc. (incorporated by reference to
                         Exhibit 3.9 to the Company's Registration Statement on Form
                         S-4, File No. 333-71925)

         3.11           By-Laws of SF Candy Company (incorporated by reference to
                         Exhibit 3.10 to the Company's Registration Statement on
                         Form S-4, File No. 333-71925)

         3.12           By-Laws of Archibald Candy (Canada) Corporation
                         (incorporated by reference to Exhibit 3.12 to the Company's
                         Registration Statement on Form S-4, File No. 333-84685)

         4.1            Form of the Company's 10 1/4% Series B Senior Secured Notes
                         due 2004 (incorporated by reference to Exhibit 4.2 to the
                         Company's Registration Statement on Form S-1, File No.
                         333-33751)

EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBIT
------                  ----------------------
         4.2            Indenture dated as of July 2, 1997 between the Company and
                         The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on
                         Form S-1, File No. 333-33751)

         4.3            First Supplemental Indenture dated as of December 7, 1998
                         among the Company, the Guarantor Subsidiaries and The Bank of New York, as Trustee (incorporated by reference to
                         Exhibit 4.1 to the Company's Current Report on Form 8-K
                         filed with the SEC on December 22, 1998)

         4.4            Second Supplemental Indenture dated as of June 8, 1999 among the Company, the Guarantor Subsidiaries and The Bank of New
                         York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the
                         SEC on June 23, 1999)

         4.5            Registration Rights Agreement dated as of July 2, 1997
                         between the Company and Jefferies & Company, Inc. and
                         First Chicago Capital Markets, Inc. (incorporated by reference to Exhibit 4.5 to the Company's Registration
                         Statement on Form S-1, File No. 333-33751)

         4.6            Second Amended and Restated Pledge and Security Agreement
                         dated as of June 8, 1999 between the Company, the Guarantor
                         Subsidiaries and The Bank of New York, as Trustee
                         (incorporated by reference to Exhibit 4.6 to the Company's
                         Registration Statement on Form S-4, File No. 333-84685)

         4.7            Second Amended and Restated Intellectual Property Security
                         Agreement dated as of June 8, 1999 between the Company, the Guarantor Subsidiaries and The Bank of New York, as
                         Trustee (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-4, File No.
                         333-84685)

         4.8            Amended and Restated Guaranty dated as of June 8, 1999 by
                         each of the Guarantor Subsidiaries (incorporated by reference to Exhibit 4.8 to the Company's Registration
                         Statement on Form S-4, File No. 333-84685)

         4.9            Mortgage, Security Agreement, Assignment of Leases and
                         Rents, Fixture Filing and Financing Statement dated
                         July 2, 1997 relating to the Company's Chicago, Illinois manufacturing and headquarters facility (incorporated by reference to Exhibit 4.8 to the Company's Registration
                         Statement on Form S-1, File No. 333-33751)

         4.10           First Amendment to Mortgage, Security Agreement, Assignment
                         of Leases and Rents, Fixture Filing and Financing Statement
                         dated as of December 7, 1998 relating to the Company's
                         Chicago, Illinois manufacturing and headquarters facility
                         (incorporated by reference to Exhibit 4.8 to the Company's
                         Registration Statement on Form S-4, File No. 333-71925)

         4.11           Second Amendment to Mortgage, Security Agreement, Assignment
                         of Leases and Rents, Fixture Filing and Financing Statement
                         dated as of June 8, 1999 relating to the Company's Chicago,
                         Illinois manufacturing and headquarters facility
                         (incorporated by reference to Exhibit 4.11 to the Company's
                         Registration Statement on Form S-4, File No. 333-84685)

         4.12           Open-End Mortgage, Security Agreement, Assignment of Leases
                         and Rents, Fixture Filing and Financing Statement dated
                         July 2, 1997 relating to the Company's Bensalem,
                         Pennsylvania warehouse and distribution facility
                         (incorporated by reference to Exhibit 4.9 to the Company's
                         Registration Statement on Form S-1, File No. 333-33751)

         4.13           First Amendment to Open-End Mortgage, Security Agreement,
                         Assignment of Leases and Rents, Fixture Filing and
                         Financing Statement dated as of December 7, 1998 relating
                         to the Company's Bensalem, Pennsylvania warehouse and
                         distribution facility (incorporated by reference to Exhibit
                         4.10 to the Company's Registration Statement on Form S-4,
                         File No. 333-71925)

EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBIT
------                  ----------------------
         4.14           Second Amendment to Open-End Mortgage, Security Agreement,
                         Assignment of Leases and Rents, Fixture Filing and
                         Financing Statement dated as of June 8, 1999 relating to
                         the Company's Bensalem, Pennsylvania warehouse and
                         distribution facility (incorporated by reference to Exhibit
                         4.14 to the Company's Registration Statement on Form S-4,
                         File No. 333-84685)

         4.15           Amended and Restated Credit Agreement dated as of July 2,
                         1997 among the Company, the lenders signatory thereto and
                         The First National Bank of Chicago, as Agent (incorporated by reference to Exhibit 4.10 to the Company's Registration
                         Statement on Form S-1, File No. 333-33751)

         4.16           Amendment No. 1 to Amended and Restated Credit Agreement
                         dated as of December 7, 1998 among the Company, the lenders signatory thereto and The First National Bank of Chicago,
                         as Agent (incorporated by reference to Exhibit 4.12 to the
                         Company's Registration Statement on Form S-4, File No.
                         333-71925)

         4.17           Waiver and Amendment No. 2 to Amended and Restated Credit
                         Agreement dated as of June 8, 1999 by and among the Company, the lenders signatory thereto and The First
                         National Bank of Chicago, as Agent (incorporated by reference to Exhibit 4.17 to the Company's Registration
                         Statement on Form S-4, File No. 333-84685)

         4.18           Amendment No. 3 to Amended and Restated Credit Agreement
                         dated as of July 30, 1999 by and among the Company, the lenders signatory thereto and The First National Bank of Chicago, as Agent (incorporated by reference to Exhibit
                         4.18 to the Company's Registration Statement on Form S-4,
                         File No. 333-84685)

         4.19           Credit Agreement dated as of July 30, 1999 among Archibald
                         Candy (Canada) Corporation and First Chicago NBD Bank,
                         Canada. (incorporated by reference to Exhibit 4.19 to the Company's Registration Statement on Form S-4, File No.
                         333-84685)

         4.20           Participation Agreement dated as of July 30, 1999 by and
                         among the Company, Archibald Candy (Canada) Corporation,
                         The First National Bank of Chicago, Fleet Business Credit
                         Corporation and First Chicago NBD Bank, Canada
                         (incorporated by reference to Exhibit 4.20 to the Company's
                         Registration Statement on Form S-4, File No. 333-84685)

         4.21           Form of SAR Agreements (incorporated by reference to Exhibit
                         4.12 to the Company's Registration Statement on Form S-1,
                         File No. 333-33751)

         4.22           Lease dated April 17, 1997 between Chicago Midway Joint
                         Venture, as landlord, and the Company, as tenant, relating to the Company's Chicago, Illinois warehouse and
                         distribution facility (incorporated by reference to Exhibit
                         4.13 to the Company's Registration Statement on Form S-1,
                         File No. 333-33751)

        10.1            Indemnification Agreements dated as of July 2, 1997 between the Company and each of its then current directors and
                         executive officers (incorporated by reference to Exhibit
                         10.1 to the Company's Registration Statement on Form S-1,
                         File No. 333-33751)

        10.2            Indemnification Agreement dated as of November 1, 1998
                         between the Company and Brant Binder (incorporated by reference to Exhibit 10.2 to the Company's Registration
                         Statement on Form S-4, File No. 333-71925)

        10.3            Securities Purchase Agreement dated as of October 30, 1991 among Holdings, the Company and the Purchasers (as defined therein), together with First Amendment thereto dated as of
                         September 18, 1992, Second Amendment thereto dated as of
                         August 12, 1994 and Third Amendment thereto dated as of
                         July 2, 1997 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, File No.
                         333-33751)

EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBIT
------                  ----------------------
        10.4            Fourth Amendment to Securities Purchase Agreement dated as of October 31, 1998 among Holdings, the Company and the
                         Purchasers (as defined therein) (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on
                         Form S-4, File No. 333-71925)

        10.5            Fifth Amendment to Securities Purchase Agreement dated as of
                         May 31, 1999 among Holdings, the Company and the Purchasers
                         (as defined therein) (incorporated by reference to Exhibit
                         10.5 to the Company's Registration Statement on Form S-4,
                         File No. 333-84685)

        10.6            Shareholders Agreement dated as of October 30, 1991 among
                         the holders of the Company's common stock, together with
                         First Amendment thereto dated as of July 2, 1997
                         (incorporated by reference to Exhibit 10.3 to the Company's
                         Registration Statement on Form S-1, File No. 333-33751)

        10.7            Tax Sharing and Management Consulting Agreement dated as of
                         July 2, 1997 between the Company and Holdings (incorporated by reference to Exhibit 10.4 to the Company's Registration
                         Statement on Form S-1, File No. 333-33751)

        10.8            Management Consulting Agreement between Holdings and TJC
                         Management Corp. dated as of July 2, 1997 (incorporated by reference to Exhibit 10.5 to the Company's Registration
                         Statement on Form S-1, File No. 333-33751)

        10.9            Supply Agreement dated February 11, 1997 between the Company and Nestle Food Company (incorporated by reference to
                         Exhibit 10.6 to the Company's Registration Statement on
                         Form S-1, File No. 333-33751)

        10.10           Supply Agreement dated June 24, 1997 between the Company and
                         ADM Cocoa (incorporated by reference to Exhibit 10.7 to the
                         Company's Registration Statement on Form S-1, File No.
                         333-33751)

        10.11           Supply Agreement dated January 22, 1997 between the Company and Grace Cocoa Chocolate Americas (incorporated by
                         reference to Exhibit 10.8 to the Company's Registration
                         Statement on Form S-1, File No. 333-33751)

        10.12           Supply Agreement dated September 5, 1996 between the Company and The Western Sugar Company (incorporated by reference to
                         Exhibit 10.9 to the Company's Registration Statement on
                         Form S-1, File No. 333-33751)

        10.13           Supply Agreement dated March 25, 1997 between the Company
                         and Cerestar USA, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on
                         Form S-1, File No. 333-33751)

        10.14           Fannie May Holdings, Inc. 1998 Stock Bonus Plan
                         (incorporated by reference to Exhibit 10.11 to the
                         Company's Form 10-K for the fiscal year ended August 29,
                         1998)

        10.15           Executive Subscription Agreement dated as of September 30,
                         1998 between Holdings and Ted A. Shepherd (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for
                         the fiscal year ended August 29, 1998)

        10.16           Co-Pack Agreement dated as of June 8, 1999 between Nestle
                         Canada Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 23, 1999)

        10.17           Supply Agreement dated as of June 8, 1999 between Nestle
                         Canada Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 23, 1999)

        10.18           Executive Subscription Agreement dated as of August 31, 1999 between Holdings and Ted A. Shepherd

EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBIT
------                  ----------------------
        12.1            Statements re: Computation of Earnings to Fixed Charges

        21.1            Subsidiaries of the Company

        27.1            Financial Data Schedule

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ARCHIBALD CANDY CORPORATION
  Report of Independent Auditors............................    F-2
  Consolidated Balance Sheets as of August 29, 1998 and
    August 28, 1999.........................................    F-3
  Consolidated Statements of Operations for the years ended
    August 30, 1997, August 29, 1998, and August 28, 1999...    F-4
  Consolidated Statement of Changes in Shareholder's Equity
    (Deficit) for the years ended August 30, 1997,
    August 29, 1998, and August 28, 1999....................    F-5
  Consolidated Statements of Cash Flows for the years ended
    August 30, 1997, August 29, 1998, and August 28, 1999...    F-6
  Notes to Consolidated Financial Statements................    F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors

Archibald Candy Corporation

    We have audited the accompanying consolidated balance sheets of Archibald Candy Corporation as of August 29, 1998 and August 28, 1999, and the related consolidated statements of operations, changes in shareholder's equity (deficit), and cash flows for the years ended August 30, 1997, August 29, 1998, and August 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the 1997, 1998, and 1999 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Archibald Candy Corporation as of August 29, 1998 and August 28, 1999, and the consolidated results of its operations and its cash flows for the years ended August 30, 1997, August 29, 1998, and August 28, 1999, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

November 23, 1999

Chicago, Illinois

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

                          CONSOLIDATED BALANCE SHEETS

                   AS OF AUGUST 29, 1998 AND AUGUST 28, 1999

                                                                 1998         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $13,081     $  6,908
  Accounts receivable, net..................................      1,380        3,591
  Inventories...............................................     24,602       38,554
  Prepaid expenses and other current assets.................        306        3,048
                                                                -------     --------
Total current assets........................................     39,369       52,101

Property, plant, and equipment, net.........................     20,927       51,163
Goodwill, less accumulated amortization of $7,951 ($6,310 in
  1998).....................................................     31,161       71,382
Noncompete agreements and other intangibles, less
  accumulated amortization of $491 ($108 in 1998)...........        109          402
Deferred financing fees, less accumulated amortization of
  $2,169 ($789 in 1998).....................................      3,698        9,071
Investment in joint venture.................................         --        1,934
Other assets................................................      2,825        2,234
                                                                -------     --------
Total assets................................................    $98,089     $188,287
                                                                =======     ========
LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................    $ 4,728     $ 14,994
  Revolving line of credit..................................         --        8,000
  Accrued liabilities.......................................      4,956        8,069
  Payroll and related liabilities...........................      2,600        3,331
  Current portion of capital lease obligations..............         97          246
                                                                -------     --------
Total current liabilities...................................     12,381       34,640
Due to affiliate............................................        604          344
Long-term debt..............................................    100,000      170,000
Deferred rent...............................................         --        1,750
Capital lease obligations, less current portion.............         48           89

Shareholder's equity (deficit):
  Common stock, $0.01 par value:
    Authorized--25,000 shares
    Issued and outstanding--19,200 shares...................         --           --
  Additional paid-in capital................................     18,700       18,700
  Accumulated deficit.......................................    (33,644)     (37,239)
  Other comprehensive income................................         --            3
                                                                -------     --------
Total shareholder's equity (deficit)........................    (14,944)     (18,536)
                                                                -------     --------
Total liabilities and shareholder's equity (deficit)........    $98,089     $188,287
                                                                =======     ========

SEE ACCOMPANYING NOTES.

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

       YEARS ENDED AUGUST 30, 1997, AUGUST 29, 1998, AND AUGUST 28, 1999

                                                                1997       1998       1999
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Net sales...................................................  $121,933   $126,742   $196,789
Cost of sales, excluding depreciation and amortization......    42,284     43,978     70,879
Selling, general, and administrative expenses, excluding
  depreciation and amortization.............................    62,442     63,478    101,935
Depreciation and amortization expense.......................     4,319      4,600     10,513
Amortization of goodwill and other intangibles..............     1,613      1,633      3,442
Management fees and other fees..............................       474        514        525
Share of loss in joint venture..............................        --         --         30
                                                              --------   --------   --------
Operating income............................................    10,801     12,539      9,465
Other (income) and expense:
  Interest expense..........................................     9,235     10,346     13,831
  Interest income...........................................      (276)    (1,194)      (658)
  Other income and expense..................................      (135)      (192)      (256)
                                                              --------   --------   --------
Income (loss) before income taxes and extraordinary item....     1,977      3,579     (3,452)
Provision for income taxes..................................       250        276        143
                                                              --------   --------   --------
Income (loss) before extraordinary item.....................     1,727      3,303     (3,595)
Extraordinary item--Loss from early extinguishment of
  debt......................................................     2,898         --         --
                                                              --------   --------   --------
Net income (loss)...........................................  $ (1,171)  $  3,303   $ (3,595)
                                                              ========   ========   ========

SEE ACCOMPANYING NOTES.

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (DEFICIT)

                             (DOLLARS IN THOUSANDS)

                                          COMMON STOCK                                                        TOTAL
                                     -----------------------   ADDITIONAL                     OTHER       SHAREHOLDER'S
                                     NUMBER OF                  PAID-IN     ACCUMULATED   COMPREHENSIVE      EQUITY
                                      SHARES       AMOUNT       CAPITAL       DEFICIT        INCOME         (DEFICIT)
                                     ---------   -----------   ----------   -----------   -------------   -------------
Balance at August 31, 1996.........   19,200     $       --      $18,700      $(34,148)    $        --       $(15,448)
Net loss...........................       --             --           --        (1,171)             --         (1,171)
                                      ------     -----------     -------      --------     -----------       --------
Balance at August 30, 1997.........   19,200             --       18,700       (35,319)             --        (16,619)
Net income.........................       --             --           --         3,303              --          3,303
Distribution under tax-sharing
  agreement........................       --             --           --        (1,628)             --         (1,628)
                                      ------     -----------     -------      --------     -----------       --------
Balance at August 29, 1998.........   19,200             --       18,700       (33,644)             --        (14,944)
Comprehensive loss:
  Net loss.........................       --             --           --        (3,595)             --         (3,595)
  Foreign currency translation
    adjustment.....................       --             --           --            --               3              3
                                      ------     -----------     -------      --------     -----------       --------
Total..............................       --             --           --        (3,595)              3         (3,592)
                                      ------     -----------     -------      --------     -----------       --------
Balance at August 28, 1999.........   19,200     $       --      $18,700      $(37,239)    $         3       $(18,536)
                                      ======     ===========     =======      ========     ===========       ========

SEE ACCOMPANYING NOTES.

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

       YEARS ENDED AUGUST 30, 1997, AUGUST 29, 1998, AND AUGUST 28, 1999

                                                                1997       1998       1999
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)...........................................  $ (1,171)  $ 3,303    $ (3,595)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................     5,932     6,233      13,955
  Loss in joint venture.....................................        --        --          30
  Write-off of deferred financing fees......................     1,148        --          --
  Changes in operating assets and liabilities:
    Accounts receivable, net................................      (247)     (804)     (1,550)
    Due to affiliate........................................      (282)    1,429        (260)
    Inventories.............................................      (327)   (5,637)     (6,489)
    Prepaid expenses and other current assets...............       361       (39)       (486)
    Other assets............................................      (194)     (805)       (401)
    Accounts payable, accrued liabilities and deferred
      rent..................................................    (1,301)      526       8,490
                                                              --------   -------    --------
Net cash provided by operating activities...................     3,919     4,206       9,694

INVESTING ACTIVITIES
Purchase of property, plant, and equipment..................    (3,688)   (4,574)     (7,703)
Acquisitions, net of cash acquired..........................        --      (135)    (78,924)
                                                              --------   -------    --------
Net cash used in investing activities.......................    (3,688)   (4,709)    (86,627)

FINANCING ACTIVITIES
Proceeds from long-term debt................................   100,000        --      70,000
Net increase (decrease) in revolving line of credit.........    (9,100)       --       8,000
Repayments of long-term debt................................   (71,086)       --          --
Payments of capital lease obligations.......................      (350)     (376)       (123)
Costs related to loan agreements............................    (4,274)     (213)     (7,120)
Distribution under tax-sharing agreement....................        --    (1,628)         --
                                                              --------   -------    --------
Net cash provided by (used in) financing activities.........    15,190    (2,217)     70,757
Effect of exchange rates on cash............................        --        --           3
                                                              --------   -------    --------
Net increase (decrease) in cash and cash equivalents........    15,421    (2,720)     (6,173)
Cash and cash equivalents at beginning of year..............       380    15,801      13,081
                                                              --------   -------    --------
Cash and cash equivalents at end of year....................  $ 15,801   $13,081    $  6,908
                                                              ========   =======    ========

SUPPLEMENTAL SCHEDULE OF CASH TRANSACTIONS
Interest paid...............................................  $  9,130   $10,261    $ 11,948
                                                              ========   =======    ========

SEE ACCOMPANYING NOTES.

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 28, 1999
                             (DOLLARS IN THOUSANDS)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    Archibald Candy Corporation (Archibald) and its subsidiaries (collectively, the Company) are manufacturers and retailers of boxed chocolates and other confectionery items. The Company sells its Fannie May, Fanny Farmer, Sweet Factory, and Laura Secord candies in over 720 Company-operated stores and approximately 9,300 third-party retail outlets as well as through quantity order, mail-order, and fund-raising programs in the United States and Canada.

    The accompanying consolidated financial statements include the accounts of Archibald and its subsidiaries, Sweet Factory Group, Inc. and subsidiaries and Archibald Candy (Canada) Corporation. All significant intercompany balances and transactions have been eliminated.

    On December 7, 1998, Archibald acquired all of the capital stock of Sweet Factory Group, Inc. for $25 million and the assumption of approximately
$10 million in debt. On June 8, 1999, Archibald's newly-incorporated subsidiary, Archibald Candy (Canada) Corporation, a Canadian company, acquired certain assets and liabilities from Laura Secord, Inc. for approximately $44 million. Both acquisitions were accounted for under the purchase method. The allocation of the purchase prices are preliminary, pending final fixed-asset and intangible valuations. The following summarizes the purchase price allocation and cash paid:

Book value of assets acquired...............................  $44,164
Goodwill and other intangibles..............................   42,561
Liabilities assumed.........................................   (7,801)
                                                              -------
Cash paid...................................................  $78,924
                                                              =======

    Based on unaudited data, the following table presents selected financial information for the Company and its subsidiaries on a pro forma basis, assuming the companies had been consolidated since August 31, 1997:

                                                               YEAR ENDED
                                                          AUGUST 29   AUGUST 28
                                                            1998        1999
                                                          ---------   ---------
Net sales...............................................  $260,258    $257,585
Net income (loss).......................................       554      (3,485)

    The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisitions been made August 31, 1997.

    The Company's fiscal year-end is the last Saturday in August. The fiscal years ended August 30, 1997, August 29, 1998, and August 28, 1999 each had 52 weeks.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

    Inventories are stated at the lower of cost or market. Inventories are valued primarily at either average or first in, first out (FIFO) cost.

PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment are recorded at cost. Depreciation and amortization are determined, for both financial reporting and tax purposes, using the straight-line method over the estimated useful lives of the assets. Leasehold improvements at various locations are amortized over a predetermined life, considering the term of each lease.

INTANGIBLES AND DEFERRED COSTS

    Goodwill and trademarks are amortized on a straight-line basis over a 40-year period. Deferred financing costs are amortized over the terms of the loans.

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

ADVERTISING COSTS

    The Company expenses advertising costs as incurred, except for the costs associated with the development of print advertising which are deferred and expensed upon first showing. Advertising expense was $2,853, $3,051, and $3,807 for 1997, 1998, and 1999, respectively. At August 29, 1998 and August 28, 1999, the Company had $459 and $246, respectively, of print advertising costs which are included in prepaids and other current assets in the accompanying balance sheets.

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME

    As of August 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires the foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

FOREIGN CURRENCY TRANSLATION

    Transactions arising in foreign currencies have been translated at rates of exchange in effect at the dates of the transactions. Gains or losses during the year have been included in income. Assets and liabilities of foreign affiliates are translated at current exchange rates, and income statement accounts are translated at the average rates during the period. Related translation adjustments are reported as a component of shareholder's equity.

SEGMENT REPORTING

    The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information," during fiscal 1999. Based upon the requirements of SFAS No. 131, the Company has determined that it operates in one segment.

RECLASSIFICATIONS

    Certain amounts in the 1997 and 1998 financial statements have been reclassified to conform with the 1999 presentation.

3. INVENTORIES

    Inventories at August 29, 1998 and August 28, 1999, are comprised of the following:

                                                              1998       1999
                                                            --------   --------
Raw materials.............................................  $10,110    $13,557
Work in process...........................................      237        333
Finished goods............................................   14,255     24,664
                                                            -------    -------
                                                            $24,602    $38,554
                                                            =======    =======

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment at August 29, 1998 and August 28, 1999, are comprised of the following:

                                                              1998       1999
                                                            --------   --------
Land......................................................  $ 3,539    $ 3,539
Machinery and equipment...................................   17,135     23,336
Construction in progress..................................       --        945
Buildings and improvements................................   17,000     17,813
Furniture and fixtures....................................    2,741      8,405
Leasehold improvements....................................   13,186     38,527
                                                            -------    -------
                                                             53,601     92,565
Less: Accumulated depreciation............................   32,674     41,402
                                                            -------    -------
                                                            $20,927    $51,163
                                                            =======    =======

5. BENEFIT PLANS

    The Company maintains noncontributory pension plans for substantially all employees. The Company intends to fund pension costs in amounts not less than amounts required by the Employee Retirement Income Security Act of 1974.

    The net periodic pension cost recognized as expense for the years ended August 30, 1997, August 29, 1998, and August 28, 1999, consists of the following:

                                                         1997       1998       1999
                                                       --------   --------   --------
Service cost.........................................  $   370     $ 369      $ 446
Interest cost........................................      389       396        414
Return on plan assets................................   (1,700)      114       (572)
Other................................................    1,248      (747)        36
                                                       -------     -----      -----
                                                       $   307     $ 132      $ 324
                                                       =======     =====      =====

    The following table sets forth the changes in benefit obligation for the years ended August 30, 1997, August 29, 1998, and August 28, 1999:

                                                       1997       1998       1999
                                                     --------   --------   --------
Benefit obligation at beginning of year............   $4,824    $ 4,971     $6,287
Service cost.......................................      370        369        446
Interest cost......................................      389        396        414
Actuarial (gain) loss..............................     (109)    (1,221)     1,267
Benefits paid......................................      721        670        571
                                                      ------    -------     ------
Benefit obligation at end of year..................   $4,971    $ 6,287     $5,309
                                                      ======    =======     ======

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. BENEFIT PLANS (CONTINUED)

    The following table sets forth the changes in plan assets for the years ended August 30, 1997, August 29, 1998, and August 28, 1999:

                                                        1997       1998       1999
                                                      --------   --------   --------
Fair value of plan assets at beginning of year......   $6,001     $6,980     $6,420
Actual return on plan assets........................    1,700        110      1,478
Benefits paid.......................................      721        670        571
                                                       ------     ------     ------
Fair value of plan assets at end of year............   $6,980     $6,420     $7,327
                                                       ======     ======     ======

    The following table reconciles the plans' funded status and amounts recognized in the Company's consolidated balance sheets at August 29, 1998 and August 28, 1999:

                                                                1998       1999
                                                              --------   --------
Funded status at year-end...................................    $133     $ 2,042
Unrecognized (gain) loss....................................     781      (1,452)
                                                                ----     -------
Pension asset recorded as a long-term asset.................    $914     $   590
                                                                ====     =======

    The assumptions used in determining the present value of benefits were:

                                                                1998       1999
                                                              --------   --------
Discount rate...............................................    7.0%       8.0%
Expected rate of return on assets...........................    9.0        9.0
Rate of increase in compensation............................    4.0        4.0

    The Company also maintains 401(k) and profit-sharing trust plans for substantially all employees. The Company contributes to the Plans a discretionary amount as approved by the Board of Directors. In 1997, 1998, and 1999, the total Company expense related to the Plans was $75.

    Substantially, all of the Company's Canadian employees participate in a multi-employer defined benefit pension plan. The Company's expense related to this plan was $406 in 1999.

6. LEASES

    The Company leases the majority of its retail stores under operating leases. Rent expense, for the years ended August 30, 1997, August 29, 1998, and
August 28, 1999, consisted of the following:

                                                       1997       1998       1999
                                                     --------   --------   --------
Fixed minimum......................................   $7,867     $7,746    $17,428
Rent based on percentage of sales..................      672        548        627
                                                      ------     ------    -------
                                                      $8,539     $8,294    $18,055
                                                      ======     ======    =======

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. LEASES (CONTINUED)

    Future minimum lease payments required under the noncancelable leases having lease terms in excess of one year at August 28, 1999, are as follows:

                                                            OPERATING   CAPITAL
                                                            ---------   --------
2000......................................................  $ 24,381      $334
2001......................................................    21,911       104
2002......................................................    19,257         4
2003......................................................    15,702         3
2004......................................................    10,936         3
Thereafter................................................    26,063         5
                                                            --------      ----
                                                             118,250       453
Interest..................................................        --       118
                                                            --------      ----
                                                            $118,250      $335
                                                            ========      ====

7. DEBT

    Debt at August 29, 1998 and August 28, 1999, is comprised of $100 million and $170 million, respectively, of Senior Secured notes.

    On July 2, 1997, the Company sold $100 million in face amount of Senior Secured notes through a private offering and retired its existing debt (excluding capital leases) and related accrued interest. As a result of this refinancing, the Company recognized an extraordinary charge of $2,898 related to deferred financing fees and prepayment penalties for the original credit agreements. In 1999, Archibald sold an additional $70 million of Senior Secured notes to finance two acquisitions (Note 1). The Company has exchanged these notes for new senior secured notes which have been registered under the Securities Act of 1933. These new notes are substantially identical (including principal amount, interest rate, maturity, security, and ranking) to the form and terms of the old notes for which they were exchanged.

    A portion of the original credit agreements were held by affiliates of The Jordan Company (TJC) and affiliates of TCW Capital (Note 9). The 1997 prepayment penalty of $1,750 for the original credit agreements was paid to affiliates of both TJC and TCW Capital.

    The Senior Secured notes bear interest at 10.25% and mature on July 1, 2004. Interest is payable semiannually on January 1 and July 1. The notes are secured by certain of the Company's equipment, fixtures, and general intangibles and mortgages on certain real property. The indenture contains covenants that limit the ability of the Company to: (i) incur additional indebtedness or create liens, (ii) sell certain assets, (iii) merge, consolidate, or sell substantially all of the Company's assets, (iv) make restricted payments such as dividends, purchases of its capital stock, or make payments on behalf of Fannie May Holdings, Inc. (Holdings), and (v) conduct transactions with affiliates.

    Prior to July 1, 2000, the Company may redeem up to $33 million of the Senior Secured notes at a redemption price of 110.25% with proceeds from one or more public equity offerings. The Company may redeem the Senior Secured notes, in whole or in part, at a redemption price of 105.125% beginning July 1, 2001, 102.563% in the year beginning July 1, 2002, and 100% beginning July 1, 2003. During the term of the indenture, in the event of a change in control, whereby there is a sale or transfer of substantially all the

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. DEBT (CONTINUED)

Company's assets or stock, a merger, consolidation, or change in Board of Directors, the Company is required to repurchase all the Senior Secured notes at a purchase price of 101%.

    On July 30, 1999, the Company amended its credit facility. The amended facility provides for U.S. revolving loans up to $25 million (including a $2 million letter of credit facility), based on eligible assets, as defined, and expires April 15, 2001. Borrowings under the credit facility bear interest at prime (8.25% at August 28, 1999) plus a margin, or the Eurodollar rate (5.5% at August 28, 1999) plus a margin; the interest rate margins fluctuate based on the Company's leverage ratio. There were $8 million of borrowings and $0.9 million of letters of credit under the credit facility at August 28,1999.

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

    The carrying amount reported on the balance sheet for debt at August 29, 1998 and August 28, 1999 approximates fair value.

8. INCOME TAXES

    The provision for income taxes consists of the following for the years ended August 30, 1997, August 29, 1998, and August 28, 1999:

                                                            1997       1998       1999
                                                          --------   --------   --------
Current:
  Federal...............................................    $ 50       $100       $ 50
  State.................................................     200        176         93
                                                            ----       ----       ----
                                                            $250       $276       $143
                                                            ====       ====       ====

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. INCOME TAXES (CONTINUED)

    Deferred taxes consist of the following at August 29, 1998 and August 28, 1999:

                                                               1998       1999
                                                             --------   --------
Assets:
  Net operating loss and AMT credit carryforwards..........   $5,889    $ 8,649
  Other....................................................    1,817      3,558
                                                              ------    -------
Total assets...............................................    7,706     12,207

Liabilities:
  Accelerated tax depreciation.............................      171        161
  Pension and other........................................    1,450      1,316
                                                              ------    -------
Total liabilities..........................................    1,621      1,477
                                                              ------    -------
                                                               6,085     10,730
Valuation allowance........................................   (6,085)   (10,730)
                                                              ------    -------
                                                              $   --    $    --
                                                              ======    =======

    The Company files a consolidated income tax return with Holdings. The provision for income taxes has been determined as if the Company had filed a separate income tax return and includes the benefit of its net operating loss
(NOL) carryforward. In accordance with its tax-sharing agreement with Holdings, beginning in fiscal 1998, Archibald must compute an amount both with and without the benefit of its NOL carryforward as of August 30, 1997, and remit any excess liability to Holdings. Payments under this agreement will be recorded as an equity distribution to Holdings. A distribution of $1,628 was recorded in 1998 under this agreement.

    The provision for income taxes differs from the amount of income tax expense computed by applying the United States federal income tax rate to the income
(loss) before income taxes. A reconciliation of the differences for the years ended August 30, 1997, August 29, 1998, and August 28, 1998, is as follows:

                                                       1997       1998       1999
                                                     --------   --------   --------
Computed statutory tax provision (benefit).........   $(313)    $ 1,217    $(1,174)
Increase (decrease) resulting from:
  Amortization of goodwill.........................     289         289        459
  Alternative minimum tax..........................      50         100         50
  Valuation allowance..............................     567      (2,029)       972
  Changes in deferred tax assets...................      --         208         --
  State taxes, net of federal benefit..............      --         116         61
  Other items, net.................................    (343)        375       (225)
                                                      -----     -------    -------
Provision for income taxes.........................   $ 250     $   276    $   143
                                                      =====     =======    =======

    At August 28, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $19 million. Pursuant to the tax sharing agreement, $16 million of these carryforwards are available to reduce Holdings' future taxable income and expire in varying amounts between 2006 and 2010.

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. RELATED PARTY TRANSACTIONS

    The Board of Directors, which is comprised of parties affiliated with either TJC or TCW Capital, was paid $50 for directors' fees in 1997, 1998, and 1999, respectively. A member of the Board of Directors affiliated with TJC was paid $52 as a consulting fee during 1997, 1998, and 1999. Principally all of the common and preferred shareholders of Holdings are affiliated with TJC or TCW Capital.

    Under an October 1991 agreement, management consulting fees to TJC were $304 in 1997. Management consulting and investment banking fees of $1,501 were accrued at August 31, 1996, and were paid on July 2, 1997 as part of the debt offering.

    On July 2, 1997, the Company entered into a new tax-sharing and management consulting agreement with Holdings. Under this agreement, the Company will pay $412 annually to Holdings in management consulting fees. Management consulting fee expense was $68 in 1997, $412 in 1998, and $412 in 1999. In connection with the fiscal 1999 acquisitions and related financing, the Company paid management fees of $1,450 to TJC.

    The accompanying financial statements reflect all of the Company's costs of doing business. There are no costs incurred by Holdings on behalf of the Company.

10. GUARANTOR SUBSIDIARIES

    The Company's obligations under its Senior Secured notes due 2004 are fully and unconditionally guaranteed on a senior secured, joint and several basis by each of the Company's subsidiaries (collectively, the Guarantor Subsidiaries). Each of the Company's subsidiaries is subject to any restrictions on its ability to pay dividends or make distributions to the Company. The following condensed consolidating financial data illustrates the composition of the Company and its subsidiaries. Separate financial statements of the respective Guarantor Subsidiaries have not been provided because the Company's management determined that such additional information would not be useful in assessing the financial composition of the Guarantor Subsidiaries.

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. GUARANTOR SUBSIDIARIES (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                AUGUST 28, 1999

                                                  ARCHIBALD
                                                    CANDY       GUARANTOR
                                                 CORPORATION   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 -----------   ------------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents....................    $  2,290      $  4,618       $     --       $  6,908
  Accounts receivable, net.....................         939         2,652             --          3,591
  Inventories..................................      31,348         7,256            (50)        38,554
  Prepaids and other current assets............         943         2,105             --          3,048
                                                   --------      --------       --------       --------
Total current assets...........................      35,520        16,631            (50)        52,101
Property, plant, and equipment.................      22,808        28,355             --         51,163
Intercompany...................................      30,240       (30,240)            --             --
Investment in subsidiaries.....................      15,962            --        (15,962)            --
Other assets...................................      76,721         8,302             --         85,023
                                                   --------      --------       --------       --------
Total assets...................................    $181,251      $ 23,048       $(16,012)      $188,287
                                                   ========      ========       ========       ========

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.............................    $ 14,593      $    401       $     --       $ 14,994
  Revolving line of credit.....................       8,000            --             --          8,000
  Other current liabilities....................       6,783         4,863             --         11,646
                                                   --------      --------       --------       --------
Total current liabilities......................      29,376         5,264             --         34,640
Long-term debt, less current portion...........     170,020            69             --        170,089
Other noncurrent liabilities...................         344         1,750             --          2,094
Total shareholder's equity (deficit)...........     (18,489)       15,965        (16,012)       (18,536)
                                                   --------      --------       --------       --------
Total liabilities and shareholder's equity
  (deficit)....................................    $181,251      $ 23,048       $(16,012)      $188,287
                                                   ========      ========       ========       ========

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. GUARANTOR SUBSIDIARIES (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                           YEAR ENDED AUGUST 28, 1999

                                                  ARCHIBALD
                                                    CANDY       GUARANTOR
                                                 CORPORATION   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 -----------   ------------   ------------   ------------
Net sales......................................    $132,689      $64,100        $    --        $196,789
Cost of sales, excluding depreciation..........      47,426       23,553           (100)         70,879
Selling, general, and administrative expenses,
  excluding depreciation and amortization......      65,541       36,394             --         101,935
Depreciation, amortization, and other..........       8,861        5,649             --          14,510
                                                   --------      -------        -------        --------
Operating income (loss)........................      10,861       (1,496)           100           9,465
Interest expense, net..........................      12,801          372             --          13,173
Other income and expense.......................        (532)         126            150            (256)
Equity interest in losses of subsidiaries......       2,038           --         (2,038)             --
                                                   --------      -------        -------        --------
Income (loss) before income taxes..............      (3,446)      (1,994)         1,988          (3,452)
Provision for income taxes.....................          99           44             --             143
                                                   --------      -------        -------        --------
Net income (loss)..............................    $ (3,545)     $(2,038)       $ 1,988        $ (3,595)
                                                   ========      =======        =======        ========

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                           YEAR ENDED AUGUST 28, 1999

                                                  ARCHIBALD
                                                    CANDY       GUARANTOR
                                                 CORPORATION   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 -----------   ------------   ------------   ------------
OPERATING ACTIVITIES
Cash flows provided by operating activities....    $ 8,315        $1,379         $   --         $ 9,694

INVESTING ACTIVITIES
Purchases of property and equipment............     (6,449)       (1,254)            --          (7,703)
Acquisitions, net of cash acquired.............    (78,924)           --             --         (78,924)
                                                   -------        ------         ------         -------
Net cash used in investing activities..........    (85,373)       (1,254)            --         (86,627)

FINANCING ACTIVITIES
Proceeds from long-term debt...................     70,000            --             --          70,000
Net increase in revolving line of credit.......      8,000            --             --           8,000
Intercompany advances..........................     (4,883)        4,883             --              --
Other..........................................     (6,850)         (390)            --          (7,240)
                                                   -------        ------         ------         -------
Net cash provided by (used in) financing
  activities...................................     66,267         4,493             --          70,760
                                                   -------        ------         ------         -------
Net increase (decrease) in cash and cash
  equivalents..................................    (10,791)        4,618             --          (6,173)
Cash and cash equivalents at beginning of
  year.........................................     13,081            --             --          13,081
                                                   -------        ------         ------         -------
Cash and cash equivalents at end of year.......    $ 2,290        $4,618             --         $ 6,908
                                                   =======        ======         ======         =======

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. GEOGRAPHIC INFORMATION

                                                                       LONG-LIVED
                                                        REVENUES (A)     ASSETS
                                                        ------------   ----------
United States.........................................    $189,631      $129,469
Canada................................................       7,158         6,717
                                                          --------      --------
Consolidated total....................................    $196,789      $136,186
                                                          ========      ========

(a) Revenues are attributed to countries based on the location of customers.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on November 24, 1999.

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

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                 /s/ THOMAS H. QUINN
     -------------------------------------------
                   Thomas H. Quinn                     Chairman of the Board and    November 24, 1999
                                                         Chief Executive Officer

                 /s/ TED A. SHEPHERD
     -------------------------------------------
                   Ted A. Shepherd                     President and Chief          November 24, 1999
                                                         Operating Officer
                                                         (Principal Executive
                                                         Officer)

                /s/ THOMAS G. KASVIN
     -------------------------------------------
                  Thomas G. Kasvin                     Vice President and Chief     November 24, 1999
                                                         Financial Officer
                                                         (Principal Financial and
                                                         Accounting Officer)

                /s/ JOHN W. JORDAN II
     -------------------------------------------
                  John W. Jordan II                    Director                     November 24, 1999

                   /s/ ADAM E. MAX
     -------------------------------------------
                     Adam E. Max                       Director                     Novemebr 24, 1999

                /s/ JEFFREY J. ROSEN
     -------------------------------------------
                  Jeffrey J. Rosen                     Director                     November 23, 1999

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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBIT
------                  ----------------------
         2.1            Agreement and Plan of Reorganization dated as of
                         November 24, 1998 by and among the Company, Sweet Factory
                         Acquisition Corp., Sweet Factory Group, Inc., Sweet
                         Factory, Inc., SF Candy Company, SF Properties, Inc. and
                         certain stockholders of Sweet Factory Group, Inc. party
                         thereto (incorporated by reference to Exhibit 2.1 to the
                         Company's Current Report on Form 8-K filed with the SEC on
                         December 22, 1998)

         2.2            Amendment No. 1 dated as of December 7, 1998 to Agreement
                         and Plan of Reorganization by and among the Company, Sweet
                         Factory Acquisition Corp., Sweet Factory Group, Inc., Sweet
                         Factory, Inc., SF Candy Company, SF Properties, Inc. and
                         Weston Presidio Offshore Capital C.V., as representative of certain stockholders of Sweet Factory Group, Inc.
                         (incorporated by reference to Exhibit 2.2 to the Company's
                         Registration Statement on Form S-4, File No. 333-71925)

         2.3            Asset Purchase Agreement dated as of May 26, 1999 between
                         Nestle Canada Inc. and the Company (incorporated by
                         reference to Exhibit 2.1 to the Company's Current Report on
                         Form 8-K filed with the SEC on June 23, 1999)

         3.1            Amended and Restated Articles of Incorporation of the
                         Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No.
                         333-33751)

         3.2            Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration
                         Statement on Form S-1, File No. 333-33751)

         3.3            Certificate of Incorporation of Sweet Factory Group, Inc.
                         (incorporated by reference to Exhibit 3.3 to the Company's
                         Registration Statement on Form S-4, File No. 333-71925)

         3.4            Restated Certificate of Incorporation of Sweet
                         Factory, Inc. (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-4, File No.
                         333-71925)

         3.5            Certificate of Incorporation of SF Properties, Inc.
                         (incorporated by reference to Exhibit 3.5 to the Company's
                         Registration Statement on Form S-4, File No. 333-71925)

         3.6            Certificate of Incorporation of SF Candy Company
                         (incorporated by reference to Exhibit 3.6 to the Company's
                         Registration Statement on Form S-4, File No. 333-71925)

         3.7            Articles of Incorporation of Archibald Candy (Canada)
                         Corporation (incorporated by reference to Exhibit 3.7 to
                         the Company's Registration Statement on Form S-4, File No.
                         333-84685)

         3.8            By-Laws of Sweet Factory Group, Inc. (incorporated by
                         reference to Exhibit 3.7 to the Company's Registration
                         Statement on Form S-4, File No. 333-71925)

         3.9            By-Laws of Sweet Factory, Inc. (incorporated by reference to
                         Exhibit 3.8 to the Company's Registration Statement on Form
                         S-4, File No. 333-71925)

         3.10           By-Laws of SF Properties, Inc. (incorporated by reference to
                         Exhibit 3.9 to the Company's Registration Statement on Form
                         S-4, File No. 333-71925)

         3.11           By-Laws of SF Candy Company (incorporated by reference to
                         Exhibit 3.10 to the Company's Registration Statement on
                         Form S-4, File No. 333-71925)

         3.12           By-Laws of Archibald Candy (Canada) Corporation
                         (incorporated by reference to Exhibit 3.12 to the Company's
                         Registration Statement on Form S-4, File No. 333-84685)

         4.1            Form of the Company's 10 1/4% Series B Senior Secured Notes
                         due 2004 (incorporated by reference to Exhibit 4.2 to the
                         Company's Registration Statement on Form S-1, File No.
                         333-33751)

         4.2            Indenture dated as of July 2, 1997 between the Company and
                         The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on
                         Form S-1, File No. 333-33751)

EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBIT
------                  ----------------------
         4.3            First Supplemental Indenture dated as of December 7, 1998
                         among the Company, the Guarantor Subsidiaries and The Bank of New York, as Trustee (incorporated by reference to
                         Exhibit 4.1 to the Company's Current Report on Form 8-K
                         filed with the SEC on December 22, 1998)

         4.4            Second Supplemental Indenture dated as of June 8, 1999 among the Company, the Guarantor Subsidiaries and The Bank of New
                         York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the
                         SEC on June 23, 1999)

         4.5            Registration Rights Agreement dated as of July 2, 1997
                         between the Company and Jefferies & Company, Inc. and
                         First Chicago Capital Markets, Inc. (incorporated by reference to Exhibit 4.5 to the Company's Registration
                         Statement on Form S-1, File No. 333-33751)

         4.6            Second Amended and Restated Pledge and Security Agreement
                         dated as of June 8, 1999 between the Company, the Guarantor
                         Subsidiaries and The Bank of New York, as Trustee
                         (incorporated by reference to Exhibit 4.6 to the Company's
                         Registration Statement on Form S-4, File No. 333-84685)

         4.7            Second Amended and Restated Intellectual Property Security
                         Agreement dated as of June 8, 1999 between the Company, the Guarantor Subsidiaries and The Bank of New York, as
                         Trustee (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-4, File No.
                         333-84685)

         4.8            Amended and Restated Guaranty dated as of June 8, 1999 by
                         each of the Guarantor Subsidiaries (incorporated by reference to Exhibit 4.8 to the Company's Registration
                         Statement on Form S-4, File No. 333-84685)

         4.9            Mortgage, Security Agreement, Assignment of Leases and
                         Rents, Fixture Filing and Financing Statement dated
                         July 2, 1997 relating to the Company's Chicago, Illinois manufacturing and headquarters facility (incorporated by reference to Exhibit 4.8 to the Company's Registration
                         Statement on Form S-1, File No. 333-33751)

         4.10           First Amendment to Mortgage, Security Agreement, Assignment
                         of Leases and Rents, Fixture Filing and Financing Statement
                         dated as of December 7, 1998 relating to the Company's
                         Chicago, Illinois manufacturing and headquarters facility
                         (incorporated by reference to Exhibit 4.8 to the Company's
                         Registration Statement on Form S-4, File No. 333-71925)

         4.11           Second Amendment to Mortgage, Security Agreement, Assignment
                         of Leases and Rents, Fixture Filing and Financing Statement
                         dated as of June 8, 1999 relating to the Company's Chicago,
                         Illinois manufacturing and headquarters facility
                         (incorporated by reference to Exhibit 4.11 to the Company's
                         Registration Statement on Form S-4, File No. 333-84685)

         4.12           Open-End Mortgage, Security Agreement, Assignment of Leases
                         and Rents, Fixture Filing and Financing Statement dated
                         July 2, 1997 relating to the Company's Bensalem,
                         Pennsylvania warehouse and distribution facility
                         (incorporated by reference to Exhibit 4.9 to the Company's
                         Registration Statement on Form S-1, File No. 333-33751)

         4.13           First Amendment to Open-End Mortgage, Security Agreement,
                         Assignment of Leases and Rents, Fixture Filing and
                         Financing Statement dated as of December 7, 1998 relating
                         to the Company's Bensalem, Pennsylvania warehouse and
                         distribution facility (incorporated by reference to Exhibit
                         4.10 to the Company's Registration Statement on Form S-4,
                         File No. 333-71925)

         4.14           Second Amendment to Open-End Mortgage, Security Agreement,
                         Assignment of Leases and Rents, Fixture Filing and
                         Financing Statement dated as of June 8, 1999 relating to
                         the Company's Bensalem, Pennsylvania warehouse and
                         distribution facility (incorporated by reference to Exhibit
                         4.14 to the Company's Registration Statement on Form S-4,
                         File No. 333-84685)

EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBIT
------                  ----------------------
         4.15           Amended and Restated Credit Agreement dated as of July 2,
                         1997 among the Company, the lenders signatory thereto and
                         The First National Bank of Chicago, as Agent (incorporated by reference to Exhibit 4.10 to the Company's Registration
                         Statement on Form S-1, File No. 333-33751)

         4.16           Amendment No. 1 to Amended and Restated Credit Agreement
                         dated as of December 7, 1998 among the Company, the lenders signatory thereto and The First National Bank of Chicago,
                         as Agent (incorporated by reference to Exhibit 4.12 to the
                         Company's Registration Statement on Form S-4, File No.
                         333-71925)

         4.17           Waiver and Amendment No. 2 to Amended and Restated Credit
                         Agreement dated as of June 8, 1999 by and among the Company, the lenders signatory thereto and The First
                         National Bank of Chicago, as Agent (incorporated by reference to Exhibit 4.17 to the Company's Registration
                         Statement on Form S-4, File No. 333-84685)

         4.18           Amendment No. 3 to Amended and Restated Credit Agreement
                         dated as of July 30, 1999 by and among the Company, the lenders signatory thereto and The First National Bank of Chicago, as Agent (incorporated by reference to Exhibit
                         4.18 to the Company's Registration Statement on Form S-4,
                         File No. 333-84685)

         4.19           Credit Agreement dated as of July 30, 1999 among Archibald
                         Candy (Canada) Corporation and First Chicago NBD Bank,
                         Canada. (incorporated by reference to Exhibit 4.19 to the Company's Registration Statement on Form S-4, File No.
                         333-84685)

         4.20           Participation Agreement dated as of July 30, 1999 by and
                         among the Company, Archibald Candy (Canada) Corporation,
                         The First National Bank of Chicago, Fleet Business Credit
                         Corporation and First Chicago NBD Bank, Canada
                         (incorporated by reference to Exhibit 4.20 to the Company's
                         Registration Statement on Form S-4, File No. 333-84685)

         4.21           Form of SAR Agreements (incorporated by reference to Exhibit
                         4.12 to the Company's Registration Statement on Form S-1,
                         File No. 333-33751)

         4.22           Lease dated April 17, 1997 between Chicago Midway Joint
                         Venture, as landlord, and the Company, as tenant, relating to the Company's Chicago, Illinois warehouse and
                         distribution facility (incorporated by reference to Exhibit
                         4.13 to the Company's Registration Statement on Form S-1,
                         File No. 333-33751)

        10.1            Indemnification Agreements dated as of July 2, 1997 between the Company and each of its then current directors and
                         executive officers (incorporated by reference to Exhibit
                         10.1 to the Company's Registration Statement on Form S-1,
                         File No. 333-33751)

        10.2            Indemnification Agreement dated as of November 1, 1998
                         between the Company and Brant Binder (incorporated by reference to Exhibit 10.2 to the Company's Registration
                         Statement on Form S-4, File No. 333-71925)

        10.3            Securities Purchase Agreement dated as of October 30, 1991 among Holdings, the Company and the Purchasers (as defined therein), together with First Amendment thereto dated as of
                         September 18, 1992, Second Amendment thereto dated as of
                         August 12, 1994 and Third Amendment thereto dated as of
                         July 2, 1997 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, File No.
                         333-33751)

        10.4            Fourth Amendment to Securities Purchase Agreement dated as of October 31, 1998 among Holdings, the Company and the
                         Purchasers (as defined therein) (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on
                         Form S-4, File No. 333-71925)

        10.5            Fifth Amendment to Securities Purchase Agreement dated as of
                         May 31, 1999 among Holdings, the Company and the Purchasers
                         (as defined therein) (incorporated by reference to Exhibit
                         10.5 to the Company's Registration Statement on Form S-4,
                         File No. 333-84685)

EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBIT
------                  ----------------------
        10.6            Shareholders Agreement dated as of October 30, 1991 among
                         the holders of the Company's common stock, together with
                         First Amendment thereto dated as of July 2, 1997
                         (incorporated by reference to Exhibit 10.3 to the Company's
                         Registration Statement on Form S-1, File No. 333-33751)

        10.7            Tax Sharing and Management Consulting Agreement dated as of
                         July 2, 1997 between the Company and Holdings (incorporated by reference to Exhibit 10.4 to the Company's Registration
                         Statement on Form S-1, File No. 333-33751)

        10.8            Management Consulting Agreement between Holdings and TJC
                         Management Corp. dated as of July 2, 1997 (incorporated by reference to Exhibit 10.5 to the Company's Registration
                         Statement on Form S-1, File No. 333-33751)

        10.9            Supply Agreement dated February 11, 1997 between the Company and Nestle Food Company (incorporated by reference to
                         Exhibit 10.6 to the Company's Registration Statement on
                         Form S-1, File No. 333-33751)

        10.10           Supply Agreement dated June 24, 1997 between the Company and
                         ADM Cocoa (incorporated by reference to Exhibit 10.7 to the
                         Company's Registration Statement on Form S-1, File No.
                         333-33751)

        10.11           Supply Agreement dated January 22, 1997 between the Company and Grace Cocoa Chocolate Americas (incorporated by
                         reference to Exhibit 10.8 to the Company's Registration
                         Statement on Form S-1, File No. 333-33751)

        10.12           Supply Agreement dated September 5, 1996 between the Company and The Western Sugar Company (incorporated by reference to
                         Exhibit 10.9 to the Company's Registration Statement on
                         Form S-1, File No. 333-33751)

        10.13           Supply Agreement dated March 25, 1997 between the Company
                         and Cerestar USA, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on
                         Form S-1, File No. 333-33751)

        10.14           Fannie May Holdings, Inc. 1998 Stock Bonus Plan
                         (incorporated by reference to Exhibit 10.11 to the
                         Company's Form 10-K for the fiscal year ended August 29,
                         1998)

        10.15           Executive Subscription Agreement dated as of September 30,
                         1998 between Holdings and Ted A. Shepherd (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for
                         the fiscal year ended August 29, 1998)

        10.16           Co-Pack Agreement dated as of June 8, 1999 between Nestle
                         Canada Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 23, 1999)

        10.17           Supply Agreement dated as of June 8, 1999 between Nestle
                         Canada Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 23, 1999)

        10.18           Executive Subscription Agreement dated as of August 31, 1999 between Holdings and Ted A. Shepherd

        12.1            Statements re: Computation of Earnings to Fixed Charges

        21.1            Subsidiaries of the Company

        27.1            Financial Data Schedule