Form 10-Q
period 1999-11-27
ARCHIBALD CANDY CORP
filed 2000-01-11
CIK 1044269

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the Quarterly Period Ended November 27, 1999

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                             Commission File Number
                                    333-33751


                           ARCHIBALD CANDY CORPORATION

Incorporated in the                                 IRS Employer Identification
State of Illinois                                   No. 36-0743280

                           1137 West Jackson Boulevard
                             Chicago, Illinois 60607
                                 (312) 243-2700


         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.

Yes   X      No
    -----        -----

         As of January 10, 2000, the number of shares outstanding of the registrant's Common Stock was 19,200 shares, all of which was held by Fannie May Holdings, Inc.

                           ARCHIBALD CANDY CORPORATION

                                    FORM 10-Q

                     FOR THE QUARTER ENDED NOVEMBER 27, 1999



                                      INDEX
                                     -------

PART 1 -- FINANCIAL INFORMATION
------------------------------


ITEM 1 -- FINANCIAL STATEMENTS                                                              PAGE NO.
                                                                                            --------

  CONDENSED CONSOLIDATED BALANCE SHEETS................................................        1

  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)..........................        3

  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)................        4

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)...........................        5

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).....................        6

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS........................................................       11


PART 11 -- OTHER INFORMATION
----------------------------


ITEM 6 --  EXHIBITS AND REPORTS ON FORM 8-K............................................       13
SIGNATURES.............................................................................       14

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
                      Condensed Consolidated Balance Sheets
                   As of November 27, 1999 and August 28, 1999
                                 (In thousands)


                                                                November 27,           August 28,
                                                                    1999                  1999
                                                                ------------           ----------
                                                                (Unaudited)
ASSETS
Current assets:
       Cash and cash equivalents                                 $  4,532              $  6,908
       Accounts receivable, net                                     7,204                 3,591
       Inventories                                                 47,265                38,554
       Prepaid expenses and other current assets                    5,808                 3,048
                                                                 --------              --------

Total current assets                                               64,809                52,101

Property, plant, and equipment, net                                51,213                51,163

Goodwill, net                                                      70,019                71,382

Noncompete agreements and other intangibles, net                      398                   402
Deferred financing fees, net                                       10,253                 9,071
Investment in joint venture                                         1,874                 1,934
Other assets                                                        2,852                 2,234
                                                                 --------              --------

Total assets                                                     $201,418              $188,287
                                                                 --------              --------
                                                                 --------              --------

See accompanying notes.

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
                      Condensed Consolidated Balance Sheets
                   As of November 27, 1999 and August 28, 1999
                                 (In thousands)


                                                                      November 27,             August 28,
                                                                          1999                    1999
                                                                      -------------            ----------
                                                                       (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
       Accounts payable                                                $ 24,805               $ 14,994
       Revolving line of credit                                          17,000                  8,000
       Accrued liabilities                                               12,269                  8,069
       Payroll and related liabilities                                    2,319                  3,331
       Current portion of capital lease obligations                         236                    246
                                                                       --------               --------

Total current liabilities                                                56,629                 34,640

Due to affiliate                                                            344                    344
Long-term debt                                                          170,000                170,000
Deferred rent                                                             1,807                  1,750
Capital lease obligations, less current portion                              63                     89

Shareholder's equity (deficit):
       Common stock, $0.01 par value:
             Authorized -- 25,000 shares
             Issued and outstanding -- 19,200 shares                       --                     --
       Additional paid-in-capital                                        18,700                 18,700
       Accumulated deficit                                              (46,179)               (37,239)
       Other comprehensive income                                            54                      3
                                                                       --------               --------

Total shareholder's equity (deficit)                                    (27,425)               (18,536)
                                                                       --------               --------
Total liabilities and shareholder's equity (deficit)                   $201,418               $188,287
                                                                       --------               --------
                                                                       --------               --------

See accompanying notes.

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
           Condensed Consolidated Statements of Operations (Unaudited)
                                 (In thousands)

                                                                                      Three Months Ended
                                                                                 --------------------------------
                                                                                 November 27,        November 28,
                                                                                     1999                1998
                                                                                 ------------        ------------
Net sales                                                                        $  54,433           $  29,648

Cost of sales, excluding depreciation                                               21,007              12,410
Selling, general, and administrative expenses, excluding depreciation
       and amortization                                                             33,515              15,641
Depreciation and amortization expense                                                3,144               1,170
Amortization of goodwill and other intangibles                                       1,268                 407
Share of loss in joint venture                                                          60                --
Management fees and other fees                                                         133                 169
                                                                                 ---------           ---------
Operating (loss)                                                                    (4,694)               (149)

Other (income) and expense:
Interest expense                                                                     4,654               2,717
Interest income                                                                       (102)               (125)
Other income and expense                                                              (327)               (163)
                                                                                 ---------           ---------
Loss before income taxes                                                            (8,919)             (2,578)
Provision for income taxes                                                              21                  10
                                                                                 ----------          ---------

Net loss                                                                         $  (8,940)          $  (2,588)
                                                                                 ---------           ---------
                                                                                 ---------           ---------

See accompanying notes.

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
      Condensed Consolidated Statements of Comprehensive Income (Unaudited)
                                 (In thousands)

                                                                                      Three Months Ended
                                                                                 ------------------------------
                                                                                  November 27,     November 28,
                                                                                      1999             1998
                                                                                 --------------   -------------
Net (loss)                                                                        $  (8,940)       $  (2,588)

Other comprehensive income:
       Foreign currency translation adjustments                                          51              --
                                                                                  ---------        ---------

Comprehensive (loss)                                                              $  (8,889)       $  (2,588)
                                                                                  ---------        ---------
                                                                                  ---------        ---------

See accompanying notes.

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
           Condensed Consolidated Statements of Cash Flow (Unaudited)
       For the Three Months Ended November 28, 1998 and November 27, 1999
                                 (In thousands)

                                                                                     Three Months Ended
                                                                               --------------------------------
                                                                                  November 27,     November 28,
                                                                                      1999              1998
                                                                               ------------------  ------------
OPERATING ACTIVITIES
Net loss                                                                            $ (8,940)        $ (2,588)
Adjustments to reconcile net loss to net cash provided by (used in)
 operating activities:
       Depreciation and amortization                                                   4,412            1,577
       Share of loss in joint venture                                                     60              --
       Changes in operating assets and liabilities:
             Accounts receivable, net                                                 (3,613)          (5,172)
             Inventories                                                              (8,711)          (2,216)
             Prepaid expenses and other current assets                                (2,760)            (590)
             Other assets                                                               (645)            (186)
             Accounts payable and accrued liabilities                                 13,056            4,775
                                                                                    --------         --------

Net cash (used in) operating activities                                               (7,141)          (4,400)

INVESTING ACTIVITIES
Purchase of property, plant, and equipment                                            (3,115)            (880)
                                                                                    --------         --------
Net cash (used in) investing activities                                               (3,115)            (880)

FINANCING ACTIVITIES
Net borrowings under revolving line of credit                                          9,000              --
Principal payments of capital lease obligations                                          (36)             (48)
Costs related to financing                                                            (1,084)            (310)
                                                                                    --------         --------

Net cash provided by (used in) financing activities                                    7,880             (358)
                                                                                    --------         --------

Net (decrease) in cash and cash equivalents                                           (2,376)          (5,638)
Cash and cash equivalents beginning of period                                          6,908           13,081
                                                                                    --------         --------

Cash and cash equivalents end of period                                             $  4,532         $  7,443
                                                                                    --------         --------
                                                                                    --------         --------
SUPPLEMENTAL SCHEDULE OF CASH TRANSACTIONS
Interest paid                                                                       $    160         $    249
                                                                                    --------         --------
                                                                                    --------         --------

See accompanying notes.

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                November 27, 1999


Note 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Archibald Candy Corporation (Archibald) and its subsidiaries (collectively, the Company) are manufacturers and retailers of boxed chocolates and other confectionery items. The Company sells its Fannie May, Fanny Farmer, Sweet Factory and Laura Secord candies in over 700 Company-operated stores and in approximately 9,300 third-party retail outlets as well as through quantity order, mail order and fundraising programs in the United States and Canada. The Company (Archibald) is a wholly owned subsidiary of Fannie May Holdings, Inc.

The interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for fair presentation for the periods presented have been reflected and are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended August 28, 1999. Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

Results of operations for the period from August 29, 1999 to November 27, 1999 are not necessarily indicative of the results that may be achieved for the entire year.


Note 2. INVENTORIES

Inventories at November 27, 1999 and August 28, 1999 are comprised of the following:


                                           November 27,     August 28,
                                               1999            1999
                                           -----------     -----------
        Raw materials ...............       $ 15,980       $ 13, 557
        Work in process .............            379             333
        Finished goods ..............         30,906          24,664
                                           -----------    -----------

                                            $ 47,265       $  38,554
                                           -----------    -----------
                                           -----------    -----------

Note 3. LONG-TERM DEBT

Long-term debt at November 27, 1999 and August 28, 1999 is comprised of $170 million of 10.25% senior secured notes due July 1, 2004.


Note 4. INCOME TAXES

The provision for income taxes differs from the amount of income tax expense computed by applying the United States federal income tax rate due to the benefit of the net operating losses that were not recognized in prior periods.

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                November 27, 1999


Note 5. ACQUISITIONS

On December 7, 1998, the Company acquired Sweet Factory Group, Inc. ("Sweet Factory") for $25 million in cash and the assumption of approximately $10 million of debt. On June 8, 1999, Archibald's newly incorporated subsidiary, Archibald Candy (Canada) Corporation, a Canadian company, acquired substantially all of the assets of the Laura Secord retail business of Nestle Canada, Inc. ("Nestle") for approximately $44 million. Both acquisitions were accounted for under the purchase method. The allocation of the purchase prices are preliminary, pending final fixed-asset and intangible valuations. The following summarizes the purchase price allocation and cash paid:

        Book value of assets acquired ...............     $ 44,164
        Goodwill and other intangibles ..............       42,561
        Liabilities assumed .........................       (7,801)
                                                          --------
        Cash paid ...................................     $ 78,924
                                                          --------

Based on unaudited data, the following table presents selected financial information for the Company and its subsidiaries on a pro forma basis for the comparable period in the prior year:

                                                      Three Months Ended
                                                         November 28,
                                                            1998
                                                      ------------------
        Net sales .................................       $  55,753
        Net loss ..................................       $  (4,570)

The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisitions been made August 31, 1998.

Note 6. GUARANTOR SUBSIDIARIES

The Company's obligations under its Senior Secured notes due 2004 are fully and unconditionally guaranteed on a senior secured, joint and several basis by each of the Company's subsidiaries (other than its inactive subsidiaries) (collectively, the "Guarantor Subsidiaries"). The Company directly or indirectly wholly owns each of the Guarantor Subsidiaries. None of the Company's subsidiaries is subject to any restriction on its ability to pay dividends or make distributions to the Company. The following condensed consolidating financial information illustrates the composition of the Company and the Guarantor Subsidiaries as and for certain dates and periods. Separate financial statements of the respective Guarantor Subsidiaries have not been provided because the Company's management determined that such additional information would not be useful in assessing the financial composition of the Guarantor Subsidiaries.

                      Condensed Consolidating Balance Sheet
                             As of November 27, 1999
                                   (Unaudited)
                                 (In thousands)


                                                      Archibald Candy       Guarantor
                                                         Corporation       Subsidiaries       Eliminations      Consolidated
                                                     ----------------      ------------       ------------      ------------
ASSETS
      Current assets:
          Cash and cash equivalents                      $   2,058           $   2,474          $     --        $   4,532
          Accounts receivable, net                           6,838                 366                --            7,204
          Inventories                                       36,237              11,078               (50)          47,265
          Prepaid expenses and other current
             assets                                          1,038               4,770                --            5,808
                                                         ---------           ---------          --------        ---------

      Total current assets:                                 46,171              18,688               (50)          64,809

      Property, plant and equipment, net                    23,871              27,342                --           51,213
      Goodwill, net                                         63,147               6,872                --           70,019
      Noncompete agreements and
         other intangibles, net                                 86                 312                --              398
      Deferred financing fees, net                          10,253                  --                --           10,253
      Other assets                                           2,662               2,064                --            4,726
      Intercompany                                          30,009             (30,009)               --               --
      Investment in subsidiary                              12,791                  --           (12,791)              --
                                                         ---------           ---------          --------        ---------

Total assets                                             $ 188,990           $  25,269          $(12,84l)       $ 201,418
                                                         ----------          ---------          --------        ---------
                                                         ----------          ---------          --------        ---------

LIABILITIES AND SHAREHOLDER'S
   EQUITY (DEFICIT)
      Current liabilities:
          Accounts payable                               $  17,538           $   7,267          $     --        $  24,805
          Revolving line of credit                          17,000                  --                --           17,000
          Accrued liabilities                                9,817               2,452                --           12,269
          Payroll and related liabilities                    1,682                 637                --            2,319
          Current portion of capital lease
              obligations                                       21                 215                --              236
                                                         ---------           ---------         ---------        ---------

      Total current liabilities                             46,058              10,571                --           56,629

      Due to affiliate                                         344                  --                --              344
      Long-term debt                                       170,000                  --                --          170,000
      Deferred rent                                             --               1,807                --            1,807
      Capital lease obligations, less
         current portion                                        13                  50                --               63
Total shareholder's equity (deficit)                       (27,425)             12,841           (12,841)         (27,425)
                                                         ---------           ---------         ---------        ---------

Total liabilities and shareholder's
      equity (deficit)                                   $ 188,990           $  25,269         $ (12,841)       $ 201,418
                                                         ---------           ---------         ---------        ---------
                                                         ---------           ---------         ---------        ---------

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
                   Consolidating Statement of Operations for the
                        Three Months Ended November 27, 1999
                                    (Unaudited)
                                  (In thousands)


                                                     Archibald Candy        Guarantor
                                                       Corporation        Subsidiaries     Eliminations     Consolidated
                                                     ---------------      -------------    ------------     ------------
Net sales                                               $  28,932           $  25,501       $     --         $  54,433
Cost of sales, excluding depreciation                      11,830               9,285           (108)           21,007
Selling, general, and administrative expenses,
       excluding depreciation and amortization             16,142              17,373             --            33,515
Depreciation and amortization expense                       1,303               1,841             --             3,144
Amortization of goodwill and other intangibles              1,119                 149             --             1,268
Share of loss in joint venture                                 --                  60             --                60
Management fees and other fees                                133                  --             --               133
                                                        ---------           ---------       --------         ---------

Operating income (loss)                                    (1,595)             (3,207)           108            (4,694)

Other (income) expense:
      Interest expense                                      4,554                 209           (109)            4,654
      Interest income                                        (211)                 --            109              (102)
      Other income and expenses                              (190)               (245)           108              (327)
Equity in loss of subsidiaries                              3,171                  --         (3,171)               --
                                                        ---------           ---------       --------          --------

Income (loss) before income taxes                          (8,919)             (3,171)         3,171            (8,919)
Provision  for income taxes                                    21                  --             --                21
                                                        ---------           ---------       --------          --------

Net income (loss)                                        $ (8,940)          $  (3,171)      $  3,171          $ (8,940)
                                                        ---------           ---------       --------          --------
                                                        ---------           ---------       --------          --------

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
                 Consolidating Statement of Cash Flows for the
                       Three Months Ended November 27, 1999
                                  (Unaudited)
                                (In thousands)


                                                        Archibald Candy      Guarantor
                                                          Corporation       Subsidiaries     Eliminations     Consolidated
                                                         ---------------     ------------     ------------     ------------
OPERATING ACTIVITIES
Net income (loss)                                          $ (8,940)           $ (3,171)       $   3,171        $ (8,940)
Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating
      activities:
         Depreciation and amortization                        2,422               1,990               --           4,412
         Equity in loss of subsidiaries                       3,171                  --           (3,171)             --
         Share of loss in joint venture                          --                  60               --              60
Changes in operating assets and liabilities:
      Accounts receivables, net                              (5,899)              2,286               --          (3,613)
      Inventories                                            (4,889)             (3,822)              --          (8,711)
      Prepaid expenses and other current assets                 (95)             (2,665)              --          (2,760)
      Intercompany                                              231                (231)              --              --
      Other assets                                             (455)               (190)              --            (645)
      Accounts payable and accrued liabilities                7,642               5,414               --          13,056
                                                           --------            --------        ---------       ---------

Net cash provided by (used in) investing activities          (6,812)               (329)              --          (7,141)

INVESTING ACTIVITIES
Purchase of property, plant, and equipment                   (2,287)               (828)              --          (3,115)
                                                          ---------            --------        ---------        --------
Net cash provided by (used in) investing activities          (2,287)               (828)              --          (3,115)

FINANCING ACTIVITIES
Net borrowings under revolving line of credit                 9,000                  --               --           9,000
Principle payments of capital lease obligations                 (14)                (22)              --             (36)
Costs related to refinancing                                   (119)               (965)              --          (1,084)
                                                           ---------           --------        ---------        --------

Net cash provided by (used in) financing activities           8,867                (987)              --           7,880
                                                           ---------           --------        ---------        --------

Net decrease in cash and cash equivalents                      (232)             (2,144)              --          (2,376)
Cash and cash equivalents beginning of period                 2,290               4,618               --           6,908
                                                           --------            --------        ---------        --------

Cash and cash equivalents end of period                    $  2,058            $  2,474        $      --        $  4,532
                                                           --------            --------        ---------        --------
                                                           --------            --------        ---------        --------

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
                                November 27, 1999


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This report updates Archibald Candy Corporation's Annual Report on Form 10-K for the fiscal year ended August 28, 1999, in accordance with the instructions to form 10-Q. It is presumed that the reader has read the annual report on form 10-K.

FORWARD LOOKING STATEMENTS

Some information included in the report may constitute forward-looking statements that involve a number of risks and uncertainties. From time to time, information provided by Archibald Candy Corporation or statements made by its employees may contain other forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: general economic conditions including inflation, interest rate fluctuations, trade restrictions, and general debt levels; competitive factors including price pressures, technological development, and products offered by competitors; inventory risks due to changes in market demand or business strategies; and changes in effective tax rates. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Archibald Candy Corporation undetakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

THREE MONTHS ENDED NOVEMBER 27, 1999 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 28, 1998.

NET SALES. Net sales for the three months ended November 28, 1999 were $54.4 million, an increase of $24.8 million, or 83.8%, from $29.6 million for the three months ended November 27, 1998. This increase was primarily a result of the acquisition of Sweet Factory, $15.8 million and Laura Secord, $9.7 million. With respect to the Company's historical Fannie May/Fanny Farmer product lines, same store sales increased 0.5%, while sales through the Company's third party retail customers and other specialty distribution channels declined $0.6 million from $13.5 million during the three months ended November 27, 1999 to $12.9 million during the three months ended November 28, 1998 reflecting in part the launch in October 1998 of the Company's card and gift business and the heavy initial promotional support for these products.

GROSS PROFIT. Gross profit for the three months ended November 27, 1999 was $33.4 million, an increase of $16.2 million, or 94.2%, from $17.2 million for the three months ended November 28, 1998. Gross profit as a percentage of net sales increased to 61.4% for the three months ended November 27, 1999 from 58.1% for the three months ended November 28, 1998. This increase in gross margin was due primarily to the higher margins associated with sales by the Company's Sweet Factory stores and improved margins in the Company's historical Fannie May/Fanny Farmer product lines due to a shift in mix to higher margin retail sales.

SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses were $33.5 million for the three months ended November 27, 1999, an increase of $17.9 million, or 114.7%, from $15.6 million for the three months ended November 28, 1998. As a percentage of net sales, SG&A expenses increased to 61.6% for the three months ended November 27, 1999 from 52.7% for the three months ended November 28, 1998. This increase in expense ratios primarily reflects the lower proportion of sales through third-party retail and specialty distribution channels by the Company's newly acquired Sweet Factory and Laura Secord businesses, as compared to the historical Fannie May/Fannie Farmer business. Expense ratios required to support these specialty distribution channels are lower than that required to support the Company's retail stores during the first fiscal quarter.

EBITDA. Earnings before interest, income taxes, depreciation, and the amortization (EBITDA) was $0.1 million for the three months ended November 27, 1999, a decrease of $1.4 million, or 93.3%, from $1.5 million for the three months ended November 28, 1998. As a percentage of net sales, EBITDA was 0.2% for the three months ended November 27, 1999 as compared to 5.1% for the three months ended November 28, 1998. This decline in EBITDA is due primarily to the additional support costs associated with the Company's newly acquired businesses, partially offset by the higher margins associated with the Company's Sweet Factory stores and improved margins in the Company's historical Fannie May/Fanny Farmer product lines.

OPERATING LOSS. Operating loss was $4.7 million for the three months ended November 27, 1999; an increase of $4.6 million from a loss of $0.1 million for the three months ended November 28, 1998. Operating loss increased primarily due to an increase in depreciation and amortization associated with the Company's newly acquired businesses.

LIQUIDITY AND CAPITAL RESOURCES

         Net loss was $8.9 million for the three months ended November 27, 1999 compared to $2.6 million for the three months ended November 28, 1998. Net loss included noncash depreciation and amortization charges of $4.4 million for the three months ended November 27, 1999 and $1.6 million for the three months ended November 28, 1998. Net cash used in operating activities was $7.1 million for the three months ended November 27, 1999 compared to $4.4 million used for the three months ended November 28, 1998.

         Net cash used in investing activities increased to $3.1 million of the three months ended November 27, 1999 from $0.9 million for the three months ended November 28, 1998. The increase in capital expenditures was due to investments in shop and office facilities.

         As of November 27, 1999, the Company had $8.0 million available for borrowings under a $25 million revolving credit facility (the "Credit Family") which matures on April 15, 2001. Borrowings under the revolving line of credit at November 27, 1999 reflects seasonal trends and should decline significantly after the holiday selling season. As of November 27, 1999, the Company had outstanding $170 million of 10.25% senior secured notes due
July 1, 2004.

         The Company believes that available cash flow, together with cash on the Company's balance sheet and available borrowings under the Credit Family, will provide sufficient funds to meet the Company's debt service obligations, projected capital expenditures and working capital requirements for the foreseeable future.

YEAR 2000 READINESS DISCLOSURE

         In July 1996, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 96-14, Accounting for the Costs Associated with Modifying Computer Software for the year 2000, which provides that costs associated with modifying computer software for the year 2000 be expensed as incurred.

         The Company has surveyed substantially all of its computer systems and has contacted suppliers and consultants to address year 2000 issues for the software and hardware used by the Company. As of the date of this filing, the Company upgraded and improved its internal computer systems, which work has been completed. The Company's computer systems appear to be year 2000 compliant. The Company does not believe that the costs incurred with making its computer systems year 2000 compliant were material.

PART 11 -- OTHER INFORMATION


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

           (a) EXHIBIT 27.1 -- FINANCIAL DATA SCHEDULE FOR THE QUARTER ENDED NOVEMBER 27, 1999.

           (b) NO REPORTS WERE FILED ON FORM 8-K FOR THE QUARTER ENDED NOVEMBER 27, 1999.

                                    SIGNATURE


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                           ARCHIBALD CANDY CORPORATION


DATE:  JANUARY 10, 2000                           BY:/S/ THOMAS G. KASVIN
                                                  -----------------------
                                                         THOMAS G. KASVIN

                                                  VICE PRESIDENT &
                                                  CHIEF FINANCIAL OFFICER