Form 10-Q
period 2000-02-26
ARCHIBALD CANDY CORP
filed 2000-04-11
CIK 1044269

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934.

                For the Quarterly Period Ended February 26, 2000

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

                           1137 West Jackson Boulevard
                             Chicago, Illinois 60607
                                 (312) 243-2700


     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes X No
                                      --   --

     As of April 11, 2000, the number of shares outstanding of the registrant's Common Stock was 19,200 shares, all of which was held by Fannie May Holdings, Inc.

                           ARCHIBALD CANDY CORPORATION

                                    FORM 10-Q

                     FOR THE QUARTER ENDED FEBRUARY 26, 2000


                                      INDEX


PART I - FINANCIAL INFORMATION:


ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)                              PAGE NO.
    CONDENSED CONSOLIDATED BALANCE SHEETS                                 1

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                       3

    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME             4

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                       5

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                  6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                             16

PART II - OTHER INFORMATION:

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K                               20

SIGNATURES                                                               21

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
                      Condensed Consolidated Balance Sheets
                   As of February 26, 2000 and August 28, 1999
                                 (In thousands)


                                                             February 26,      August 28,
                                                                 2000             1999
                                                             ------------      ----------
                                                             (Unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                                $  6,497        $  6,908
      Accounts receivable, net                                    8,803           3,591
      Inventories                                                37,512          38,554
      Prepaid expenses and other current assets                   4,250           3,048
                                                               --------         -------

Total current assets                                             57,062          52,101

Property, plant, and equipment, net                              51,550          51,163

Goodwill and other intangibles, net                              69,386          71,784

Deferred financing fees, net                                     10,111           9,071
Investment in joint venture                                       1,754           1,934
Other assets                                                      2,476           2,234
                                                               --------        --------
Total assets                                                   $192,339        $188,287
                                                               ========        ========

See accompanying notes.

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
                      Condensed Consolidated Balance Sheets
                   As of February 26, 2000 and August 28, 1999
                                 (In thousands)


                                                                February 26,      August 28,
                                                                    2000             1999
                                                                ------------      ----------
                                                                 (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current liabilities:
      Accounts payable                                          $   19,849        $  14,994
      Revolving line of credit                                          --            8,000
      Accrued liabilities                                            8,833            8,069
      Payroll and related liabilities                                2,932            3,331
      Current portion of capital lease obligations                     246              230
                                                                  ---------       ---------

Total current liabilities                                           31,844           34,640

Due to affiliate                                                       344              344
Long-term debt                                                     170,000          170,000
Deferred rent                                                        1,729            1,750
Capital lease obligations, less current portion                         45               89

Shareholder's equity (deficit):
       Common stock, $0.01 par value:
         Authorized - 25,000 shares
         Issued and outstanding - 19,200 shares                         --               --
      Additional paid-in-capital                                    18,700           18,700
      Accumulated deficit                                          (30,326)         (37,239)
      Other comprehensive income                                         3                3
                                                                  --------        ---------
Total shareholder's equity (deficit)                               (11,623)         (18,536)
                                                                  --------        ---------
Total liabilities and shareholder's equity (deficit)              $192,339         $188,287
                                                                  ========         ========

See accompanying notes.

                        Archibald Candy Corporation
          (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
         Condensed Consolidated Statements of Operations (Unaudited)
         For the Three Months and Six Months Ended February 26, 2000
                           and February 27, 1999
                              (In thousands)


                                                          Three Months Ended               Six Months Ended
                                                     ----------------------------    -----------------------------
                                                     February 26,    February 27,    February 26,     February 27,
                                                         2000            1999            2000             1999
                                                     ------------    ------------    ------------     ------------
Net sales                                              $100,943          $81,455        $155,376         $111,102

Cost of sales, excluding depreciation                    35,105           27,900          56,112           40,310
Selling, general, and administrative expenses,
  excluding depreciation and amortization                40,144           31,124          73,659           46,764
Depreciation and amortization expense                     3,380            2,641           6,524            3,811
Amortization of goodwill and other intangibles            1,723              597           2,991            1,004
Share of loss in joint venture                               10               --              70               --
Management fees and other fees                              128               89             261              258
                                                       --------         --------       ---------        ---------

Operating income                                         20,453           19,104          15,759           18,955

Other (income) and expense:
Interest expense                                          4,966            3,400           9,620            5,992
Interest income                                            (340)            (227)           (442)            (352)
Other income and expense                                    (63)             (80)           (390)            (118)
                                                       --------         --------       ---------        ---------

Income before income taxes                               15,890           16,011           6,971           13,433
Provision for income taxes                                   37              187              58              197
                                                       --------         --------       ---------        ---------
Net income                                             $ 15,853          $15,824        $  6,913         $ 13,236
                                                       ========         ========       =========        =========

See accompanying notes.

                             Archibald Candy Corporation
               (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
        Condensed Consolidated Statements of Comprehensive Income (Unaudited)
            For the Three Months and Six Months Ended February 26, 2000
                                and February 27, 1999
                                    (In thousands)


                                                            Three Months Ended                  Six Months Ended
                                                      ------------------------------    --------------------------------
                                                      February 26,      February 27,     February 26,     February 27,
                                                          2000              1999             2000             1999
                                                     ---------------  ---------------   ---------------  ---------------
Net income                                                $ 15,853        $ 15,824         $  6,913         $ 13,236

Other comprehensive income:
   Foreign currency translation adjustment                     (51)              -                -                -
                                                          --------        --------         --------         --------
Comprehensive income                                      $ 15,802        $ 15,824         $  6,913         $ 13,236
                                                          ========        ========         ========         ========













See accompanying notes.

                               Archibald Candy Corporation
                (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
               Condensed Consolidated Statements of Cash Flows (Unaudited)
            For the Six Months Ended February 26, 2000 and February 27, 1999
                                     (In thousands)


                                                                                                 Six Months Ended
                                                                                       ------------------------------------
                                                                                       February 26,            February 27,
                                                                                           2000                    1999
                                                                                      -------------         --------------
OPERATING ACTIVITIES
Net income                                                                                 $  6,913             $ 13,236
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
       Depreciation and amortization                                                          9,515                4,815
       Share of loss in joint venture                                                            70                    -
       Changes in operating assets and liabilities:
             Accounts receivable, net                                                        (5,212)              (5,676)
             Inventories                                                                      1,042                5,397
             Prepaid expenses and other current assets                                       (1,202)                (157)
             Other assets                                                                      (366)                (275)
             Accounts payable, accrued liabilities and deferred rent                          4,834                1,912
                                                                                           --------             --------
Net cash provided by operating activities                                                    15,594               19,252

INVESTING ACTIVITIES
Acquisition of Sweet Factory net of cash acquired                                                 -              (28,002)
Purchase of property, plant, and equipment                                                   (6,312)              (2,760)
                                                                                           --------             --------
Net cash used in investing activities                                                        (6,312)             (30,762)

FINANCING ACTIVITIES
Net payments under revolving line of credit                                                  (8,000)                   -
Proceeds of long term debt                                                                        -               30,000
Principal payments of capital lease obligations                                                 (60)                (172)
Costs related to financing                                                                   (1,633)              (3,012)
                                                                                           --------             --------
Net cash provided by (used in) financing activities                                          (9,693)              26,816
                                                                                           --------             --------

Net  increase (decrease) in cash and cash equivalents                                          (411)              15,306
Cash and cash equivalents beginning of period                                                 6,908               13,081
                                                                                           --------             --------
Cash and cash equivalents end of period                                                    $  6,497             $ 28,387
                                                                                           ========             ========

SUPPLEMENTAL SCHEDULE OF CASH TRANSACTIONS
Interest paid                                                                              $  9,141             $  6,348
                                                                                           ========             ========

See accompanying notes.

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                February 26, 2000


Note 1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Archibald Candy Corporation (Archibald) and its subsidiaries (collectively, the Company) are manufacturers and retailers of boxed chocolates and other confectionery items. The Company sells its Fannie May, Fanny Farmer, Sweet Factory and Laura Secord candies in over 700 Company-operated stores and in approximately 9,300 third-party retail outlets as well as through quantity order, mail order and fundraising programs in the United States and Canada. The Company is a wholly-owned subsidiary of Fannie May Holdings, Inc.

The interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for fair presentation for the periods presented have been reflected and are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended August 28, 1999, included in the Company's Form 10-K. Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

Results of operations for the period from August 29, 1999 to February 26, 2000 are not necessarily indicative of the results that may be achieved for the entire year.

Note 2.    INVENTORIES

Inventories at February 26, 2000 and August 28, 1999 are comprised of the following:


                                                                     February 26,            August 28,
                                                                         2000                   1999
                                                                   ----------------        --------------
           Raw materials.........................................      $ 14,271                $ 13,557
           Work in process.......................................           545                     333
           Finished goods........................................        22,696                  24,664
                                                                       --------                --------
                                                                       $ 37,512                $ 38,554
                                                                       ========                ========

Note 3.    LONG-TERM DEBT

Long-term debt at February 26, 2000 and August 28, 1999 is comprised of $170 million of 10.25% senior secured notes due July 1, 2004. For the three months ended February 26, 2000, the Company did not meet the fixed charge coverage ratio requirements of its Credit Facility, but has obtained a waiver of that requirement from its lenders for such three-month period only.

Note 4.    INCOME TAXES

The provision for income taxes differs from the amount of income tax expense computed by applying the United States federal income tax rate due to the benefit of the net operating losses that were not recognized in prior periods.

                         Archibald Candy Corporation
         (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
      Notes to Condensed Consolidated Financial Statements (Unaudited)
                             February 26, 2000



Note 5.    ACQUISITIONS

On December 7, 1998, the Company acquired Sweet Factory Group, Inc. ("Sweet Factory") for $25 million in cash and the assumption of approximately $10 million of debt. On June 8, 1999, Archibald's newly incorporated subsidiary, Archibald Candy (Canada) Corporation, a Canadian company, acquired substantially all of the assets of the Laura Secord retail business of Nestle Canada, Inc. ("Nestle") for approximately $44 million (together the "Acquisitions"). Both acquisitions were accounted for under the purchase method. The allocation of the purchase prices are preliminary, pending final fixed-asset and intangible valuations. The following summarizes the purchase price allocation and cash paid:

       Book value of assets acquired.....................................      $44,164
       Goodwill and other intangibles....................................       42,561
       Liabilities assumed...............................................       (7,801)
                                                                               -------
       Cash paid.........................................................      $78,924
                                                                               =======

Based on unaudited data, the following table presents selected financial information for the Company and its subsidiaries on a pro forma basis for the comparable period in the prior year:


                                                                                   Three Months Ended       Six Months Ended
                                                                                     February 26,            February 26,
                                                                                         2000                    2000
                                                                                ---------------------       ----------------
       Net sales.........................................................            $103,903                    $159,656
       Net income........................................................              19,981                      13,162

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

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
                      Condensed Consolidating Balance Sheet
                             As of February 26, 2000
                                   (Unaudited)
                                 (In thousands)


                                                    Archibald Candy       Guarantor
                                                      Corporation        Subsidiaries      Eliminations       Consolidated
                                                   ----------------      ------------      ------------       ------------
ASSETS

       Current assets:
       Cash and cash equivalents                          $ 3,400           $  3,097                 -           $  6,497
       Accounts receivable, net                             6,852              1,951                 -              8,803
       Inventories                                         28,214              9,348               (50)            37,512
       Prepaid expenses and other current assets            1,239              3,011                 -              4,250
                                                          -------           --------          --------           --------
       Total current assets                                39,705             17,407               (50)            57,062

       Property, plant and equipment, net                  25,027             26,523                 -             51,550
       Other assets                                        74,906              8,821                 -             83,727
       Intercompany                                        26,182            (26,182)                -                  -
       Investment in subsidiaries                          16,825                  -           (16,825)                 -
                                                         --------           --------          --------           --------
Total assets                                             $182,645           $ 26,569          $(16,825)          $192,339
                                                         ========           ========          ========           ========

LIABILITIES AND SHAREHOLDER'S
    EQUITY (DEFICIT)

         Current liabilities:
             Accounts payable                            $ 16,726            $ 3,123          $      -           $ 19,849
             Revolving line of credit                           -                  -                 -                  -
             Other current liabilities                      7,192              4,803                 -             11,995
                                                         --------            -------          --------           --------
         Total current liabilities                         23,918              7,926                 -             31,844

         Long-term debt, less current portion             170,006                 39                 -            170,045
         Other noncurrent liabilities                         344              1,729                 -              2,073

Total shareholder's equity (deficit)                      (11,623)            16,875           (16,875)           (11,623)
                                                         --------           --------          --------           --------
Total liabilities and shareholder's
    Equity (deficit)                                     $182,645           $ 26,569          $(26,569)          $192,339
                                                       ==========           ========          ========           ========

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
                      Condensed Consolidating Balance Sheet
                               As August 28, 1999
                                   (Unaudited)
                                 (In thousands)


                                                       Archibald Candy       Guarantor
                                                         Corporation        Subsidiaries      Eliminations       Consolidated
                                                      ----------------      ------------      ------------       ------------
ASSETS

      Current assets:
          Cash and cash equivalents                         $   2,290         $   4,618         $       -          $   6,908
          Accounts receivable, net                                939             2,652                 -              3,591
          Inventories                                          31,348             7,256               (50)            38,554
          Prepaid expenses and other current assets               943             2,105                 -              3,048
                                                            ---------         ---------         ---------          ---------
      Total current assets                                     35,520            16,631               (50)            52,101

      Property, plant and equipment, net                       22,808            28,355                 -             51,163
      Other assets                                             76,721             8,302                 -             85,023
      Intercompany                                             30,240           (30,240)                -                  -
      Investment in subsidiaries                               15,962                 -           (15,962)                 -
                                                            ---------         ---------         ---------          ---------
Total assets                                                $ 181,251         $  23,048         $ (16,012)         $ 188,287
                                                            =========         =========         =========          =========

LIABILITIES AND SHAREHOLDER'S
EQUITY (DEFICIT)

      Current liabilities:
         Accounts payable                                   $  14,593             $ 401         $       -          $  14,994
         Revolving line of credit                               8,000                 -                 -              8,000
         Other current liabilities                              6,783             4,863                 -             11,646
                                                            ---------         ---------         ---------          ---------
      Total current liabilities                                29,376             5,264                 -             34,640

      Long-term debt, less current portion                    170,020                69                 -            170,089
      Other noncurrent liabilities                                344             1,750                 -              2,094

Total shareholder's equity (deficit)                          (18,489)           15,965           (16,012)           (18,536)
                                                            ---------         ---------         ---------          ---------

Total liabilities and shareholder's equity (deficit)        $ 181,251         $  23,048         $ (16,012)         $ 188,287
                                                            =========         =========         =========          =========

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
                  Consolidating Statement of Operations for the
                      Three Months Ended February 26, 2000
                                   (Unaudited)
                                 (In thousands)


                                                      Archibald Candy        Guarantor
                                                        Corporation        Subsidiaries       Eliminations        Consolidated
                                                      ---------------      ------------       ------------        ------------
Net sales                                                $  60,764           $  41,420          $  (1,241)         $ 100,943
Cost of sales, excluding depreciation                       21,205              15,332             (1,432)            35,105
Selling, general, and administrative expenses,
      excluding depreciation and amortization               20,725              19,419                  -             40,144
Depreciation and amortization expense                        1,419               1,961                  -              3,380
Amortization of goodwill and other intangibles               1,332                 391                  -              1,723
Share of loss in joint venture                                   -                  10                  -                 10
Management fees and other fees                                 128                   -                  -                128
                                                         ---------           ---------          ---------          ---------
Operating income                                            15,955               4,307                191             20,453

Other (income) expense:
      Interest expense                                       4,635                 222                109              4,966
      Interest income                                         (231)                  -               (109)              (340)
      Other income and expenses                               (257)                  3                191                (63)
Equity in income of subsidiaries                            (4,082)                  -              4,082                  -
                                                         ---------           ---------          ---------          ---------

Income (loss) before income taxes                           15,890               4,082             (4,082)            15,890
Provision  for income taxes                                     37                   -                  -                 37
                                                         ---------           ---------          ---------          ---------
Net income (loss)                                        $  15,853           $   4,082           $ (4,082)         $  15,853
                                                         =========             =======           ========          =========

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
                      Consolidating Statement of Operations for the
                          Six Months Ended February 26, 2000
                                    (Unaudited)
                                  (In thousands)


                                                      Archibald Candy        Guarantor
                                                        Corporation        Subsidiaries       Eliminations        Consolidated
                                                      ---------------      ------------       ------------        ------------
Net sales                                                $  89,696           $  66,921          $  (1,241)         $ 155,376
Cost of sales, excluding depreciation                       33,035              24,617             (1,540)            56,112
Selling, general, and administrative expenses,
      excluding depreciation and amortization               36,867              36,792                  -             73,659
Depreciation and amortization expense                        2,722               3,802                  -              6,524
Amortization of goodwill and other intangibles               2,451                 540                  -              2,991
Share of loss in joint venture                                   -                  70                  -                 70
Management fees and other fees                                 261                   -                  -                261
                                                         ---------           ---------          ---------          ---------

Operating income                                            14,360               1,100                299             15,759

Other (income) expense:
      Interest expense                                       9,189                 431                  -              9,620
      Interest income                                         (442)                  -                  -               (442)
      Other income and expenses                               (447)               (242)               299               (390)
Equity in income of subsidiaries                              (911)                  -                911                  -
                                                         ---------           ---------          ---------          ---------

Income (loss) before income taxes                            6,971                 911               (911)             6,971
Provision for income taxes                                     58                   -                  -                 58
                                                         ---------           ---------          ---------          ---------

Net income (loss)                                        $   6,913           $     911          $    (911)         $   6,913
                                                         =========           =========          =========          =========

                           Archibald Candy Corporation
             (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
           Consolidating Statement of Operations for the Three Months
                             Ended February 27, 1999
                                   (Unaudited)
                                 (In thousands)

                                                     Archibald Candy        Guarantor
                                                       Corporation        Subsidiaries       Eliminations        Consolidated
                                                    -------------------- ---------------   ----------------    ----------------
Net sales                                                  $61,603             $19,852         $                     $ 81,455
                                                                                                        -
Cost of sales, excluding depreciation                       20,668               7,232                  -              27,900
Selling, general, and administrative expenses,
      excluding depreciation and amortization               20,530              10,594                  -              31,124
Depreciation and amortization expense                        1,170               1,471                  -               2,641
Amortization of goodwill and other intangibles                 443                 154                  -                 597
Management fees and other fees                                  89                   -                  -                  89
                                                       -----------         -------------      -----------           ---------
Operating income                                            18,703                 401                  -              19,104

Other (income) expense:
      Interest expense                                       3,340                  60                  -               3,400
      Interest income                                         (227)                  -                  -                (227)
      Other income and expenses                                (80)                  -                  -                 (80)
Equity in income of subsidiaries                              (184)                                   184                   -
                                                       -----------         -------------      -----------           ---------

Income (loss) before income taxes                           15,854                 341              (184)              16,011
Provision for income taxes                                     30                 157                 -                  187
                                                       -----------         -------------      -----------           ---------

Net income (loss)                                          $15,824             $   184         $    (184)            $ 15,824
                                                       ===========         =============      ===========           =========

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
          Consolidating Statement of Operations for the Six Months Ended
                               February 27, 1999
                                   (Unaudited)
                                 (In thousands)

                                                     Archibald Candy        Guarantor
                                                       Corporation        Subsidiaries       Eliminations        Consolidated
                                                    -------------------- ---------------   ----------------    ----------------
Net sales                                                $  91,250            $ 19,852           $      -            $111,102
Cost of sales, excluding depreciation                       33,078               7,232                  -              40,310
Selling, general, and administrative expenses,
      excluding depreciation and amortization               36,170              10,594                  -              46,764
Depreciation and amortization expense                        2,340               1,471                  -               3,811
Amortization of goodwill and other intangibles                 850                 154                  -               1,004
Management fees and other fees                                 258                   -                  -                 258
                                                         ---------            --------           --------            --------

Operating income                                            18,554                 401                  -              18,955

Other (income) expense:
      Interest expense                                       5,932                  60                  -               5,992
      Interest income                                         (352)                  -                  -                (352)
      Other income and expenses                               (118)                  -                  -                (118)
Equity in income of subsidiaries                              (184)                  -                184                   -
                                                         ---------            --------           --------            --------

Income (loss) before income taxes                           13,276                 341               (184)             13,433
Provision for income taxes                                      40                 157                  -                 197
                                                         ---------            --------           --------            --------

Net income (loss)                                        $  13,236            $    184           $   (184)           $ 13,236
                                                         =========            ========           ========            ========

                           Archibald Candy Corporation
              (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidating Statement of Cash Flows for the Six Months
                         Ended February 26, 2000 (Unaudited)
                                 (In thousands)

                                                     Archibald Candy        Guarantor
                                                       Corporation        Subsidiaries       Eliminations        Consolidated
                                                    -------------------- ---------------   ----------------    ----------------
OPERATING ACTIVITIES
Net income (loss)                                          $ 6,913             $   911         $   (911)             $6,913
Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating
      activities:
         Depreciation and amortization                       5,173               4,342                -               9,515
         Equity in loss of subsidiaries                       (911)                  -              911                   -
         Share of loss in joint venture                          -                  70                -                  70
Changes in operating assets and liabilities:
      Accounts receivables, net                             (5,913)                701                -              (5,212)
      Inventories                                            3,134              (2,092)               -               1,042
      Prepaid expenses and other current assets               (296)               (906)               -              (1,202)
      Intercompany                                           4,058              (4,058)               -                   -
      Other assets                                            (226)               (140)               -                (366)
      Accounts payable and accrued liabilities               2,553               2,281                -               4,834
                                                       -----------         -----------        ---------             -------

Net cash provided by operating activities                   14,485               1,109                -              15,594

INVESTING ACTIVITIES
Purchase of property, plant, and equipment                  (4,705)             (1,607)               -              (6,312)
                                                       -----------         -----------        ---------             -------

Net cash used in investing activities                       (4,705)             (1,607)               -              (6,312)

FINANCING ACTIVITIES
Net payments under revolving line of credit                 (8,000)                  -                -              (8,000)
Principle payments of capital lease obligations                (26)                (34)               -                 (60)
Costs related to financing                                    (644)               (989)               -              (1,633)
                                                       -----------         -----------        ---------             -------

Net cash used in financing activities                       (8,670)             (1,023)               -              (9,693)

Net increase (decrease) in cash and cash equivalents         1,110              (1,521)               -                (411)
Cash and cash equivalents beginning of period                2,290               4,618                -               6,908
                                                       -----------         -----------        ---------             ---------
Cash and cash equivalents end of period                    $ 3,400            $  3,097         $      -             $ 6,497
                                                       ===========         ===========        =========             =========

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
                  Consolidating Statement of Cash Flows for the
                       Six Months Ended February 27, 1999
                                  (Unaudited)
                                 (In thousands)

                                                     Archibald Candy        Guarantor
                                                       Corporation        Subsidiaries       Eliminations        Consolidated
                                                    -------------------- ---------------   ----------------    ----------------
OPERATING ACTIVITIES
Net income (loss)                                          $13,236             $  184            $ (184)             $13,236
Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating
      activities:
         Depreciation and amortization                       3,190              1,625                  -               4,815
         Equity in loss of subsidiaries                       (184)                 -                184                   -
Changes in operating assets and liabilities:
      Accounts receivables, net                             (5,969)               293                  -              (5,676)
      Inventories                                            4,528                869                  -               5,397
      Prepaid expenses and other current assets               (598)               441                  -                (157)
      Intercompany                                         (10,991)            10,991                  -                   -
      Other assets                                            (275)                 -                  -                (275)
      Accounts payable and accrued liabilities               2,583               (671)                 -               1,912
                                                       -----------         -------------      -----------           ---------

Net cash provided by operating activities                    5,520             13,732                  -              19,252

INVESTING ACTIVITIES
Acquisition of Sweet Factory net of cash acquired                -            (28,002)                 -             (28,002)
Investment in subsidiaries                                 (18,000)            18,000                  -                   -
Purchase of property, plant, and equipment                  (2,335)              (425)                 -              (2,760)
                                                       -----------         -------------      -----------           ---------

Net cash used in investing activities                      (20,335)           (10,427)                 -             (30,762)

FINANCING ACTIVITIES
Principle payments of capital lease obligations               (113)               (59)                 -                (172)
Proceeds of long-term debt                                  30,000                  -                  -              30,000
Costs related to financing                                  (3,012)                 -                  -              (3,012)
                                                       -----------         -------------      -----------           ---------

Net cash provided by (used in) financing activities         26,875                (59)                 -              26,816

Net increase in cash and cash equivalents                   12,060              3,246                  -              15,306
Cash and cash equivalents beginning of period               13,081                  -                  -              13,081
                                                       -----------         -------------      -----------           ---------

Cash and cash equivalents end of period                   $ 25,141            $ 3,246              $   -            $ 28,387
                                                       ===========         =============      ===========           =========

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
                                February 26, 2000


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

Some information included in the report may constitute forward-looking statements that involve a number of risks and uncertainties. From time to time, information provided by the Company or statements made by its employees may contain other forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: general economic conditions including inflation, interest rate fluctuations, trade restrictions, and general debt levels; competitive factors including price pressures, technological development, and products offered by competitors; inventory risks due to changes in market demand or business strategies; and changes in effective tax rates. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

OVERVIEW

The Company is a manufacturer and marketer of quality boxed chocolates and other confectionery items. The Company manufactures a variety of candies and operates confectionery retail chains under the Fannie May, Fanny Farmer, Sweet Factory and Laura Secord brand names. As of February 26, 2000, the Company's products were sold through 719 Company-operated stores and approximately 9,300 third-party retail outlets in 40 states in the United States and 9 provinces in Canada. The Company also sells Fannie May and Fanny Farmer branded products through a variety of non-retail programs, including its quantity order, mail order and fundraising programs.

Historically, Company-operated retail stores has represented the most significant distribution channel for our products and accounted for $122.5 million, or 78.8%, of net sales in the six months ended February 26, 2000. Third-party retail and non-retail businesses collectively accounted for $32.9 million, or 21.2%, of net sales during the six months ended February 26, 2000.

Costs of sales include costs associated with the Company's manufactured products and costs associated with product purchased from third parties and resold by the Company. The principal elements of manufactured product costs are raw materials, labor and manufacturing overhead. Raw materials consist primarily of chocolate, nutmeats, sweeteners and dairy products, the overall cost of which has remained relatively stable despite susceptibility to fluctuations for specific items. Labor costs consist primarily of hourly wages, benefits and incentives based on achieving operating efficiencies. Manufacturing overhead generally includes employee fringe benefits, utilities, rents and manufacturing supplies. Historically, the Company generally has been able to raise prices of Fannie May and Fanny Farmer products equal to or in excess of any increases in cost of sales; however, there can be no assurance that the Company will be able to continue to do so in the future.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 26, 2000 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 27, 1999.

NET SALES. Consolidated net sales for the three months ended February 26, 2000 were $100.9 million, an increase of $19.4 million, or 23.8%, from $81.5 million for the three months ended February 27, 1999. This increase was due to the acquisition of Sweet Factory, $1.4 million and Laura Secord, $20.2 million. Same store sales for Sweet Factory were down 0.2% during the quarter but reflect an improving trend, same store sales for Laura Secord were up 3.4% during the quarter. With respect to the Company's historical Fannie May and Fanny Farmer businesses, sales for the three months ended February 26, 2000 were $60.8 million, down $0.8 million from $61.6 million for the three months ended February 27, 1999. Same store sales increased 5.6% offset by a decline in sales through the Company's third party retail and other distribution channels of $3.8 million, primarily due to weakness in sales to the Company's card and gift business customers under a program launched in fiscal 1999 which received heavy initial promotional support, which support was not repeated during the current fiscal year. Consolidated Company-Operated Retail sales were $82.9 million for the three months ended February 26, 2000, an increase of $21.5 million, or 35.0%, from $61.4 million for the three months ended February 27, 1999. The Company's newly acquired businesses, Sweet Factory and Laura Secord, accounted for the increase. There were 719 Company-operated retail stores at February 26, 2000 compared to 571 stores at February 27, 1999.

GROSS PROFIT. Consolidated gross profit for the three months ended February 26, 2000 was $65.8 million, an increase of $12.2 million, or 22.8%, from $53.6 million for the three months ended February 27, 1999. The Sweet Factory and Laura Secord businesses accounted for substantially all of the increase. Consolidated gross profit as a percentage of net sales decreased to 65.2% for the three months ended February 26, 2000 from 65.8% for the three months ended February 27, 1999. This decrease in consolidated gross profit percent was primarily due to the slightly lower margins attendant to the Laura Secord business and a decline in margins in the historical Fannie May/Fanny Farmer business reflecting changes in product mix. Gross profit (without giving effect to the Sweet Factory and Laura Secord acquisitions) for the three months ended February 26, 2000 was $39.6 million, a decrease of $1.3 million, or 3.2%, from $40.9 million for the three months ended February 27, 1999. Gross profit as a percentage of net sales (without giving effect to the Sweet Factory and Laura Secord acquisitions) was 65.1% for the three months ended February 26, 2000 as compared to 66.4% for the three months ended February 27, 1999.

SELLING, GENERAL AND ADMINISTRATIVE. Consolidated selling, general and administrative ("SG&A") expenses for the three months ended February 26, 2000 were $40.1 million, an increase of $9.0 million, or 28.9%, from $31.1 million for the three months ended February 27, 1999. SG&A expenses related to the Company's newly acquired Sweet Factory and Laura Secord businesses accounted for substantially all of this increase. As these businesses generate substantially all of their revenues from Company operated retail stores which incur higher support costs than the Company's third party retail and other distribution channels, SG&A expense, as a percentage of sales increased to 39.7% during the three months ended February 26, 2000 from 38.2% for the three months ended February 27, 1999.

EBITDA. Consolidated earnings before interest, income taxes, depreciation and the amortization ("EBITDA") was $25.6 million for the three months ended February 26, 2000, an increase of $3.2 million, or 14.3%, from $22.4 million for the three months ended February 27, 1999. The Sweet Factory and Laura Secord businesses contributed $4.6 million of increased EBITDA for the quarter. As a percentage of total net sales, consolidated EBITDA was 25.4% for the three months ended February 26, 2000 as compared to 27.5% for the three months ended February 27, 1999. EBITDA (without giving effect to the Sweet Factory and Laura Secord acquisitions) was $19.0 million for the three months ended February 26, 2000, a decrease of $1.4 million, or 6.9%, from $20.4 million for the three months ended February 27, 1999. This decrease is due to the lower sales and gross profit margins discussed above.

NET INCOME. Consolidated net income for the three months ended February 26, 2000 was $15.9 million, an increase $0.1 million, or 0.6%, from $15.8 million for the three months ended February 27, 1999. The increased EBITDA of $3.2 million was offset by additional interest expense and depreciation and amortization expense primarily related to the Company's Sweet Factory and Laura Secord acquisitions.

SIX MONTHS ENDED FEBRUARY 26, 2000 COMPARED TO THE SIX MONTHS ENDED FEBRUARY 27, 1999.

NET SALES. Consolidated net sales for the six months ended February 26, 2000 were $155.4 million, an increase of $44.3 million, or 39.9%, from $111.1 million for the six months ended February 27, 1999. This increase was due to the acquisitions of Sweet Factory, $17.2 million and Laura Secord, $29.9 million. Same store sales for Sweet Factory were down 0.9% year-to-date while Laura Secord same store sales were up 2.3%, both representing an improving trend. Net sales (excluding the effect of the acquisitions) for the six months ended February 26, 2000 were $88.5 million, a decrease of $2.8 million from net sales of $91.3 million for the six months ended February 27, 1999. During the six months ended February 26, 2000, same store sales for the Company's Fannie May and Fanny Farmer retail stores increased 4.4%. This increase in sales was more than offset by a decline in sales to third-party retailers and other distribution channels to $28.9 million during the six months ended February 26, 2000, from $33.5 million for the six months ended February 27, 1999, a decrease of $4.6 million, or 13.7%. This decrease is primarily due to lower sales to the Company's card and gift business customers under a program initiated during fiscal 1999 as discussed above.

GROSS PROFIT. Consolidated gross profit for the six months ended February 26, 2000 was $99.3 million, an increase of $28.5 million, or 40.3%, from $70.8 million for the six months ended February 27, 1999. The Sweet Factory and Laura Secord Acquisitions accounted for substantially all of this increase. Gross profit (without giving effect to the acquisitions) for the six months ended February 26, 2000 was $56.7 million, a decrease of $1.5 million, or 2.6%, from $58.2 million for the six months ended February 27, 1999. This decline reflects the net sales decline discussed above and a decline in gross profit margins due primarily to changes in product mix. Gross profit as a percentage of net sales (without giving effect to the acquisitions) decreased to 63.2% for the six months ended February 26, 2000 from 63.7% for the six months ended February 27, 1999.

SELLING, GENERAL AND ADMINISTRATIVE. Consolidated SG&A expenses were $73.7 million for the six months ended February 26, 2000, an increase of $26.9 million, or 57.5%, from $46.8 million for the six months ended February 27, 1999. The Sweet Factory and Laura Secord acquisitions accounted for $26.2 million, or substantially all of the increase. As these businesses generate substantially all of their revenues from Company operated retail stores which incur higher support costs than the Company's third party retail and other distribution channels, SG&A expense as a percentage of sales increased to 47.4% during the six months ended February 26, 2000 from 42.1% for the six months ended February 27, 1999. In addition to the effect of the acquisitions, the increase in SG&A expenses was primarily due to increased costs associated with Company-operated retail stores.

EBITDA. Consolidated EBITDA was $25.7 million for the six months ended February 26, 2000, an increase of $1.8 million, or 7.5%, from $23.9 million for the six months ended February 27, 1999. The Sweet Factory and Laura Secord acquisitions generated approximately $3.6 million of increased EBITDA during the six months ended February 26, 2000. As a percentage of total net sales, EBITDA was 16.5% for the six months ended February 26, 2000 as compared to 21.5% for the six months ended February 27, 1999. EBITDA (without giving effect to the acquisitions) was $20.0 million for the six months ended February 26, 2000, a decrease of $1.9 million, or 8.7%, from $21.9 million for the six months ended February 27, 1999 due to the lower sales and margins discussed above. EBITDA as a percentage of net sales (without giving effect to the acquisitions) was 22.6% for the six months ended February 26, 2000 as compared to 24.0% for the six months ended February 27, 1999.

NET INCOME. Consolidated net income for the six months ended February 26, 2000 was $6.9 million, a decrease of $6.3 million, or 47.7%, from $13.2 million for the six months ended February 27, 1999. The increased EBITDA of $1.8 million was offset by additional interest expense and depreciation and amortization primarily related to the Company's Sweet Factory and Laura Secord acquisitions.

LIQUIDITY AND CAPITAL RESOURCES. Net cash provided by operating activities was $15.6 million for the six months ended February 26, 2000 compared to $19.3 million for the six months ended February 27, 1999. Net income was $6.9 million for the six months ended February 26, 2000 compared to $13.2 million for the six months ended February 27, 1999. Net income included non-cash depreciation and amortization charges of $9.5 million and interest expense of $9.6 million for the six months ended February 26, 2000 and $4.8 million and $6.0 million, respectively, for the six months ended February 27, 1999.

Net cash used in investing activities was $6.3 million of the six months ended February 26, 2000 as compared to $30.8 million for the six months ended February 27, 1999. The decrease reflects the purchase of Sweet Factory in December 1998 for $28.0 million in cash outlays, partially offset by higher capital expenditures during the current period.

As of February 26, 2000, the Company had $24.4 million available for borrowings under a $25 million revolving credit facility (the "Credit Facility") which matures on April 15, 2001. For the three months ended February 26, 2000, the Company did not meet the fixed charge coverage ratio requirements of its Credit Facility, but has obtained a waiver of that requirement from its lenders for such three-month period only. As of February 26, 2000, the Company had outstanding $170 million of 10.25% senior secured notes due July 1, 2004.

The Company believes that available cash flow, together with cash on the Company's balance sheet and available borrowings under the Credit Facility, will provide sufficient funds to meet the Company's debt service obligations, projected capital expenditures and working capital requirements for the foreseeable future.

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
                                February 26, 2000



PART II  - OTHER INFORMATION


ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBIT 4.23 - Waiver to Amended and Restated Credit Agreement dated as of July 2, 1997 among the Company, the lenders signatory thereto and Bank One, NA, as Agent dated March 23, 2000.

     EXHIBIT 4.24 - Waiver to Credit Agreement dated as of July 30, 1999 among Archibald Candy (Canada) Corporation and Bank One Canada dated March 23, 2000.

     EXHIBIT 27.1 - Financial data schedule.

(b)  No reports were filed on Form 8-K for the quarter ended February 26, 2000.

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
                                February 26, 2000


                                    SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                               ARCHIBALD CANDY CORPORATION

DATE:  APRIL 11, 2000                           BY:   /s/ THOMAS G. KASVIN
                                             --------------------------
                                                 THOMAS G. KASVIN

                                                VICE PRESIDENT & CHIEF
                                                FINANCIAL OFFICER