Form 10-Q
period 2000-05-27
ARCHIBALD CANDY CORP
filed 2000-07-11
CIK 1044269

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For the Quarterly Period Ended May 27, 2000

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

         As of July 11, 2000, the number of shares outstanding of the registrant's Common Stock was 19,200 shares, all of which was held by Fannie May Holdings, Inc.

                           ARCHIBALD CANDY CORPORATION

                                    FORM 10-Q

                       FOR THE QUARTER ENDED MAY 27, 2000



                                      INDEX


PART I - FINANCIAL INFORMATION:



ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)                                             PAGE NO.
    CONDENSED CONSOLIDATED BALANCE SHEETS                                               1

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                                     3

    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                           4

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                                     5

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND               16
                RESULTS OF OPERATIONS


PART II - OTHER INFORMATION:

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                              22

SIGNATURES                                                                             23

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
                      Condensed Consolidated Balance Sheets
                     As of May 27, 2000 and August 28, 1999
                                 (In thousands)


                                                                                     May 27,              August 28,
                                                                                       2000                  1999
                                                                                 ---------------        --------------
                                                                                   (Unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                                       $  4,428              $  6,908
      Accounts receivable, net                                                           3,060                 3,591
      Inventories                                                                       38,638                38,554
      Prepaid expenses and other current assets                                          3,975                 3,048
                                                                                      --------                 -----

Total current assets                                                                    50,101                52,101

Property, plant, and equipment, net                                                     52,279                51,163

Goodwill and other intangibles, net                                                     68,754                71,784

Deferred financing fees, net                                                             9,549                 9,071
Investment in joint venture                                                              1,710                 1,934
Other assets                                                                             2,240                 2,234
                                                                                      --------              --------

Total assets                                                                          $184,633              $188,287
                                                                                      ========              ========

See accompanying notes.

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
                      Condensed Consolidated Balance Sheets
                     As of May 27, 2000 and August 28, 1999
                                 (In thousands)


                                                               May 27,            August 28,
                                                                2000                 1999
                                                             -----------          ---------
                                                             (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
      Accounts payable                                        $  13,003           $  14,994
      Revolving line of credit                                    4,000               8,000
      Accrued liabilities                                        13,551               8,069
      Payroll and related liabilities                             3,106               3,331
      Current portion of capital lease obligations                  225                 246
                                                              ---------           ---------

Total current liabilities                                        33,885              34,640

Due to affiliate                                                    344                 344
Long-term debt                                                  170,000             170,000
Deferred rent                                                     2,038               1,750
Capital lease obligations, less current portion                      25                  89

Shareholder's equity (deficit):
      Common stock, $0.01 par value:
         Authorized - 25,000 shares
         Issued and outstanding - 19,200 shares                       -                   -
      Additional paid-in-capital                                 18,700              18,700
      Accumulated deficit                                       (40,424)            (37,239)
      Other comprehensive income                                     65                   3
                                                              ---------           ---------

Total shareholder's equity (deficit)                            (21,659)            (18,536)
                                                              ---------           ---------
Total liabilities and shareholder's equity (deficit)          $ 184,633           $ 188,287
                                                              =========           =========

See accompanying notes.

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
           Condensed Consolidated Statements of Operations (Unaudited)
    For the Three Months and Nine Months Ended May 27, 2000 and May 29, 1999
                                 (In thousands)


                                                             Three Months Ended                       Nine Months Ended
                                                        -----------------------------           -----------------------------
                                                          May 27,            May 29,             May 27,            May 29,
                                                           2000               1999                2000                1999
                                                        ---------           ---------           ---------           ---------
Net sales                                               $  56,222           $  44,704           $ 211,598           $ 155,806

Cost of sales, excluding depreciation                      22,436              15,729              78,548              56,039
Selling, general, and administrative expenses,
    excluding depreciation and amortization                34,078              25,576             107,737              72,340
Depreciation and amortization expense                       3,227               2,773               9,751               6,584
Amortization of goodwill and other intangibles              1,445                 808               4,436               1,812
Share of loss in joint venture                                 89                   -                 159                   -
Management fees and other fees                                129                 135                 390                 393
                                                        ---------           ---------           ---------           ---------

Operating income (loss)                                    (5,182)               (317)             10,577              18,638

Other (income) and expense:
Interest expense                                            4,597               3,380              13,800               9,373
Interest income                                                 -                (254)                (25)               (605)
Other income and expense                                      227                 (89)               (163)               (209)
                                                        ---------           ---------           ---------           ---------

Income (loss) before income taxes                         (10,006)             (3,354)             (3,035)             10,079
Provision (benefit) for income taxes                           92                (473)                150                (276)
                                                        ---------           ---------           ---------           ---------

Net income (loss)                                       $ (10,098)          $  (2,881)          $  (3,185)          $  10,355
                                                        =========           =========           =========           =========

See accompanying notes.

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
      Condensed Consolidated Statements of Comprehensive Income (Unaudited)
    For the Three Months and Nine Months Ended May 27, 2000 and May 29, 1999
                                 (In thousands)


                                                         Three Months Ended                    Nine Months Ended
                                                    ---------------------------           ---------------------------
                                                     May 27,             May 29,           May 27,            May 29,
                                                      2000                1999              2000               1999
                                                    --------           --------           --------           --------
Net income (loss)                                   $(10,098)          $ (2,881)          $ (3,185)          $ 10,355

Other comprehensive income:
   Foreign currency translation adjustment                62                  -                 62                  -
                                                    --------           --------           --------           --------
Comprehensive income (loss)                         $(10,036)          $ (2,881)          $ (3,123)          $ 10,355
                                                    ========           ========           ========           ========



See accompanying notes.

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
           Condensed Consolidated Statements of Cash Flows (Unaudited)
             For the Nine Months Ended May 27, 2000 and May 29, 1999
                                 (In thousands)


                                                                                   Nine Months Ended
                                                                               ---------------------------
                                                                               May 27,            May 29,
                                                                                2000                1999
                                                                               --------           --------
OPERATING ACTIVITIES
Net income (loss)                                                              $ (3,185)          $ 10,355
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
        Depreciation and amortization                                            14,187              8,396
       Share of loss in joint venture                                               159                  -
       Changes in operating assets and liabilities:
             Accounts receivable, net                                               531                314
             Inventories                                                            (84)             2,766
             Prepaid expenses and other current assets                             (927)              (129)
             Other assets                                                          (365)              (374)
             Accounts payable, accrued liabilities and deferred rent              3,515             (3,239)
                                                                               --------           --------

Net cash provided by operating activities                                        13,831             18,089

INVESTING ACTIVITIES
Acquisition of Sweet Factory net of cash acquired                                     -            (28,002)
Purchase of property, plant, and equipment                                       (9,591)            (4,954)
Sweet Factory license payment                                                      (750)                 -
                                                                               --------           --------

Net cash used in investing activities                                           (10,341)           (32,956)

FINANCING ACTIVITIES
Net payments under revolving line of credit                                      (4,000)                 -
Proceeds from issuance of long term debt                                              -             30,000
Principal payments of capital lease obligations                                     (85)              (218)
Costs related to financing                                                       (1,885)            (4,152)
                                                                               --------           --------

Net cash provided by (used in) financing activities                              (5,970)            25,630
                                                                               --------           --------

Net  increase (decrease) in cash and cash equivalents                            (2,480)            10,763
Cash and cash equivalents beginning of period                                     6,908             13,081
                                                                               --------           --------

Cash and cash equivalents end of period                                        $  4,428           $ 23,844
                                                                               ========           ========

SUPPLEMENTAL SCHEDULE OF CASH TRANSACTIONS
Interest paid                                                                  $  9,302           $  4,843
                                                                               ========           ========

See accompanying notes.

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  May 27, 2000


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

Results of operations for the period from August 29, 1999 to May 27, 2000 are not necessarily indicative of the results that may be achieved for the entire year.


Note 2.    INVENTORIES

Inventories at May 27, 2000 and August 28, 1999 are comprised of the following:


                                                                                 May 27,         August 28,
                                                                                  2000             1999
                                                                                 -------          -------
                    Raw materials .....................................          $15,250          $13,557
                    Work in process....................................              456              333
                    Finished goods ....................................           22,932           24,664
                                                                                 -------          -------
                                                                                 $38,638          $38,554
                                                                                 =======          =======

Note 3.    DEBT

As of May 27, 2000, we had outstanding $170 million of 10.25% senior secured notes due July 1, 2004.

As of May 27, 2000, we had approximately $4.0 million of borrowings and letters of credit in the amount of $0.6 million outstanding under our $25 million revolving credit facility (the "Credit Facility"). For the three months ended May 27, 2000, we did not meet the fixed charge coverage ratio or the leverage ratio requirements of the Credit Facility, but have obtained a waiver of these requirements from our lenders for such three-month period only. Additionally, as of June 30, 2000, we entered into an amendment of the Credit Facility that increased, until July 25, 2000, the amount available for borrowing by approximately $4.0 million (not increasing the $25 million limit). By July 25, 2000, we must either repay the additional $4 million borrowed or obtain an additional amendment or waiver to the Credit Facility. As of July 3, 2000, we had approximately $20.0 million of borrowings outstanding under the Credit Facility. We intend to pursue further amendments to the Credit Facility with respect to financial covenants and to increase the Company's availability thereunder. There can be no assurance that the lenders under the Credit Facility will be willing to grant such amendment(s) on favorable terms, if at all.

As our Credit Facility expires on April 15, 2001, for the period after April 15, 2001, we will need to extend or renew the Credit Facility or obtain alternative financing to meet our seasonal working capital needs and other requirements, including interest payments on our 10.25% senior secured notes.

Note 4.    INCOME TAXES

The provision for income taxes differs from the amount of income tax expense computed by applying the United States federal income tax rate due to the benefit of the net operating losses that were not recognized in prior periods.

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  May 27, 2000


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


       Book value of assets acquired........................................       $44,164
       Goodwill and other intangibles.......................................        42,561
       Liabilities assumed..................................................       (7,801)
                                                                                  --------
       Cash paid............................................................       $78,924
                                                                                  ========

Based on unaudited data, the following table presents selected financial information for the Company and its subsidiaries on a pro forma basis for the comparable period in the prior year:


                                                                  Three Months Ended      Nine Months Ended
                                                                       May 29,                 May 29,
                                                                         1999                    1999
                                                                  -------------------     -----------------
       Net sales...................................................    $ 56,573               $216,229
       Net income (loss)...........................................     (3,405)                  9,757

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

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
                      Condensed Consolidating Balance Sheet
                               As of May 27, 2000
                                 (In thousands)


                                                       Archibald Candy       Guarantor
                                                         Corporation        Subsidiaries         Eliminations       Consolidated
                                                       ---------------      ------------         ------------       ------------
ASSETS
       Current assets:
       Cash and cash equivalents                          $   2,061           $   2,367           $       -           $   4,428
       Accounts receivable, net                               2,132                 928                   -               3,060
       Inventories                                           29,556               9,132                 (50)             38,638
       Prepaid expenses and other current assets              1,321               2,654                   -               3,975
                                                          ---------           ---------           ---------           ---------

       Total current assets                                  35,070              15,081                   -              50,101

       Property, plant and equipment, net                    26,103              26,176                   -              52,279
       Other assets                                          73,606               8,647                   -              82,253
       Intercompany                                          26,619             (26,619)                  -                   -
       Investment in subsidiaries                            14,413                   -             (14,413)                  -
                                                          ---------           ---------           ---------           ---------

Total assets                                              $ 175,811           $  23,285           $ (14,463)          $ 184,633
                                                          =========           =========           =========           =========

LIABILITIES AND SHAREHOLDER'S
    EQUITY (DEFICIT)

         Current liabilities:
             Accounts payable                             $  10,402           $   2,601           $       -           $  13,003
             Revolving line of credit                         4,000                   -                   -               4,000
             Other current liabilities                       12,724               4,158                   -              16,882
                                                          ---------           ---------           ---------           ---------

         Total current liabilities                           27,126               6,759                   -              33,885

         Long-term debt, less current portion               170,000                  25                   -             170,025
         Other noncurrent liabilities                           344               2,038                   -               2,382

Total shareholder's equity (deficit)                        (21,659)             14,463             (14,463)            (21,659)
                                                          ---------           ---------           ---------           ---------

Total liabilities and shareholder's
    Equity (deficit)                                      $ 175,811           $  23,285           $ (14,463)          $ 184,633
                                                          =========           =========           =========           =========

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
                      Condensed Consolidating Balance Sheet
                               As August 28, 1999

                                 (In thousands)


                                                          Archibald Candy         Guarantor
                                                            Corporation          Subsidiaries       Eliminations       Consolidated
                                                          ---------------        ------------       ------------       ------------
ASSETS
      Current assets:
          Cash and cash equivalents                           $   2,290           $   4,618           $       -           $   6,908
          Accounts receivable, net                                  939               2,652                   -               3,591
          Inventories                                            31,348               7,256                 (50)             38,554
          Prepaid expenses and other current assets                 943               2,105                   -               3,048
                                                              ---------           ---------           ---------           ---------

      Total current assets                                       35,520              16,631                 (50)             52,101

      Property, plant and equipment, net                         22,808              28,355                   -              51,163
      Other assets                                               76,721               8,302                   -              85,023
      Intercompany                                               30,240             (30,240)                  -                   -
      Investment in subsidiaries                                 15,962                   -             (15,962)                  -
                                                              ---------           ---------           ---------           ---------

Total assets                                                  $ 181,251           $  23,048           $ (16,012)          $ 188,287
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
                                                              =========           =========           =========           =========

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidating Statement of Operations for the Three Months Ended May 27, 2000
                                   (Unaudited)
                                 (In thousands)


                                                     Archibald Candy       Guarantor
                                                       Corporation        Subsidiaries       Eliminations       Consolidated
                                                     ---------------      ------------       ------------       ------------
Net sales                                               $ 27,329           $ 29,581           $   (688)          $ 56,222
Cost of sales, excluding depreciation                     11,248             11,577               (389)            22,436
Selling, general, and administrative expenses,
      excluding depreciation and amortization             16,706             17,372                  -             34,078
Depreciation and amortization expense                      1,425              1,802                  -              3,227
Amortization of goodwill and other intangibles             1,176                269                  -              1,445
Share of loss in joint venture                                 -                 89                  -                 89
Management fees and other fees                               129                  -                  -                129
                                                        --------           --------           --------           --------

Operating income (loss)                                   (3,355)            (1,528)              (299)            (5,182)

Other (income) expense:
      Interest expense                                     4,383                214                  -              4,597
      Interest income                                          -                  -                  -                  -
      Other income and expenses                             (211)               737               (299)               227
Equity in income of subsidiaries                           2,479                  -             (2,479)                 -
                                                        --------           --------           --------           --------

Income (loss) before income taxes                        (10,006)            (2,479)             2,479            (10,006)
Provision  for income taxes                                   92                  -                  -                 92
                                                        --------           --------           --------           --------

Net income (loss)                                       $(10,098)          $ (2,479)          $  2,479           $(10,098)
                                                        ========           ========           ========           ========

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidating Statement of Operations for the Nine Months Ended May 27, 2000
                                   (Unaudited)
                                 (In thousands)


                                                      Archibald Candy       Guarantor
                                                        Corporation        Subsidiaries        Eliminations       Consolidated
                                                      ---------------      ------------        ------------       ------------
Net sales                                               $ 117,025           $  96,502           $  (1,929)          $ 211,598
Cost of sales, excluding depreciation                      44,283              36,194              (1,929)             78,548
Selling, general, and administrative expenses,
      excluding depreciation and amortization              53,573              54,164                   -             107,737
Depreciation and amortization expense                       4,147               5,604                   -               9,751
Amortization of goodwill and other intangibles              3,627                 809                   -               4,436
Share of loss in joint venture                                  -                 159                   -                 159
Management fees and other fees                                390                   -                   -                 390
                                                        ---------           ---------           ---------           ---------

Operating income (loss)                                    11,005                (428)                  -              10,577

Other (income) expense:
      Interest expense                                     13,155                 645                   -              13,800
      Interest income                                         (25)                  -                   -                 (25)
      Other income and expenses                              (658)                495                   -                (163)
Equity in income of subsidiaries                            1,568                   -              (1,568)                  -
                                                        ---------           ---------           ---------           ---------

Income (loss) before income taxes                          (3,035)             (1,568)              1,568              (3,035)
Provision  for income taxes                                   150                   -                   -                 150
                                                        ---------           ---------           ---------           ---------

Net income (loss)                                       $  (3,185)          $  (1,568)          $   1,568           $  (3,185)
                                                        =========           =========           =========           =========

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidating Statement of Operations for the Three Months Ended May 29, 1999
                                   (Unaudited)
                                 (In thousands)


                                                      Archibald Candy       Guarantor
                                                       Corporation        Subsidiaries       Eliminations        Consolidated
                                                    -------------------- ---------------   ----------------    ----------------
Net sales                                               $ 27,010           $ 17,694           $      -           $ 44,704
Cost of sales, excluding depreciation                      9,649              6,080                  -             15,729
Selling, general, and administrative expenses,
      excluding depreciation and amortization             14,758             10,818                  -             25,576
Depreciation and amortization expense                      1,170              1,603                  -              2,773
Amortization of goodwill and other intangibles               688                120                  -                808
Management fees and other fees                               135                  -                  -                135
                                                        --------           --------           --------           --------

Operating income                                             610               (927)                 -               (317)

Other (income) expense:
      Interest expense                                     3,367                 13                  -              3,380
      Interest income                                       (254)                 -                  -               (254)
      Other income and expenses                              (86)                (3)                 -                (89)
Equity in income of subsidiaries                             444                  -               (444)                 -
                                                        --------           --------           --------           --------

Income (loss) before income taxes                         (2,861)              (937)               444             (3,354)
Provision (benefit) for income taxes                          20               (493)                 -               (473)
                                                        --------           --------           --------           --------

Net income (loss)                                       $ (2,881)          $   (444)          $    444           $ (2,881)
                                                        ========           ========           ========           ========

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidating Statement of Operations for the Nine Months Ended May 29, 1999
                                   (Unaudited)
                                 (In thousands)


                                                     Archibald Candy        Guarantor
                                                       Corporation        Subsidiaries       Eliminations        Consolidated
                                                     ---------------      ------------       ------------        ------------
Net sales                                               $ 118,260           $  37,546           $       -           $ 155,806
Cost of sales, excluding depreciation                      42,727              13,312                   -              56,039
Selling, general, and administrative expenses,
      excluding depreciation and amortization              50,928              21,412                   -              72,340
Depreciation and amortization expense                       3,510               3,074                   -               6,584
Amortization of goodwill and other intangibles              1,538                 274                   -               1,812
Management fees and other fees                                393                   -                   -                 393
                                                        ---------           ---------           ---------           ---------

Operating income (loss)                                    19,164                (526)                  -              18,638

Other (income) expense:
      Interest expense                                      9,299                  74                   -               9,373
      Interest income                                        (601)                 (4)                  -                (605)
      Other income and expenses                              (209)                  -                   -                (209)
Equity in income of subsidiaries                              260                   -                (260)                  -
                                                        ---------           ---------           ---------           ---------

Income (loss) before income taxes                          10,415                (596)                260              10,079
Provision (benefit) for income taxes                           60                (336)                  -                (276)
                                                        ---------           ---------           ---------           ---------

Net income (loss)                                       $  10,355           $    (260)          $     260           $  10,355
                                                        =========           =========           =========           =========

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidating Statement of Cash Flows for the Nine Months Ended May 27, 2000
                                  (Unaudited)
                                 (In thousands)


                                                             Archibald Candy    Guarantor
                                                              Corporation      Subsidiaries     Eliminations       Consolidated
                                                             ---------------   ------------     ------------       ------------
OPERATING ACTIVITIES
Net income (loss)                                              $ (3,185)          $ (1,568)       $  1,568           $ (3,185)
Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating
      activities:
         Depreciation and amortization                            7,774              6,413               -             14,187
         Equity in loss of subsidiaries                           1,568                  -          (1,568)                 -
         Share of loss in joint venture                               -                159               -                159
Changes in operating assets and liabilities:
      Accounts receivables, net                                  (1,193)             1,724               -                531
      Inventories                                                 1,792             (1,876)              -                (84)
      Prepaid expenses and other current assets                    (378)              (549)              -               (927)
      Intercompany                                                3,621             (3,621)              -                  -
      Other assets                                                 (113)              (252)              -               (365)
      Accounts payable and accrued liabilities                    1,763              1,752               -              3,515
                                                               --------           --------        --------           --------

Net cash provided by operating activities                        11,649              2,182               -             13,831

INVESTING ACTIVITIES
Purchase of property, plant, and equipment                       (7,084)            (2,507)              -             (9,591)
Sweet Factory license payment                                         -               (750)              -               (750)
                                                               --------           --------        --------           --------

Net cash used in investing activities                            (7,084)            (3,257)              -            (10,341)

FINANCING ACTIVITIES
Net payments under revolving line of credit                      (4,000)                 -               -             (4,000)
Principle payments of capital lease obligations                     (37)               (48)              -                (85)
Costs related to financing                                         (757)            (1,128)              -             (1,885)
                                                               --------           --------        --------           --------

Net cash used in financing activities                            (4,794)            (1,176)              -             (5,970)

Net increase (decrease) in cash and cash
  equivalents                                                      (229)            (2,251)              -             (2,480)
Cash and cash equivalents beginning of period                     2,290              4,618               -              6,908
                                                               --------           --------        --------           --------

Cash and cash equivalents end of period                        $  2,061           $  2,367        $      -           $  4,428
                                                               ========           ========        ========           ========

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidating Statement of Cash Flows for the Nine Months Ended May 29, 1999
                                   (Unaudited)
                                 (In thousands)


                                                          Archibald Candy       Guarantor
                                                            Corporation        Subsidiaries       Eliminations       Consolidated
                                                          ---------------      ------------       ------------       ------------
OPERATING ACTIVITIES
Net income (loss)                                            $ 10,355           $   (260)          $    260           $ 10,355
Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating
      activities:
         Depreciation and amortization                          5,048              3,348                  -              8,396
         Equity in loss of subsidiaries                           260                  -               (260)                 -
Changes in operating assets and liabilities:
      Accounts receivables, net                                   (87)               401                  -                314
      Inventories                                               1,927                839                  -              2,766
      Prepaid expenses and other current assets                  (444)               315                  -               (129)
      Intercompany                                            (18,524)            18,524                  -                  -
      Other assets                                               (374)                 -                  -               (374)
      Accounts payable and accrued liabilities                  2,570             (5,809)                 -             (3,239)
                                                             --------           --------           --------           --------

Net cash provided by operating activities                         731             17,358                  -             18,089

INVESTING ACTIVITIES
Acquisition of Sweet Factory net of cash acquired                   -            (28,002)                 -            (28,002)
Investment in subsidiaries                                    (18,000)            18,000                  -                  -
Purchase of property, plant, and equipment                     (4,273)              (681)                 -             (4,954)
                                                             --------           --------           --------           --------

Net cash used in investing activities                         (22,273)           (10,683)                 -            (32,956)

FINANCING ACTIVITIES
Principle payments of capital lease obligations                  (105)              (113)                 -               (218)
Proceeds of long-term debt                                     30,000                  -                  -             30,000
Costs related to financing                                     (4,152)                 -                  -             (4,152)
                                                             --------           --------           --------           --------

Net cash provided by (used in) financing activities            25,743               (113)                 -             25,630

Net increase in cash and cash equivalents                       4,201              6,562                  -             10,763
Cash and cash equivalents beginning of period                  13,081                  -                  -             13,081
                                                             --------           --------           --------           --------

Cash and cash equivalents end of period                      $ 17,282           $  6,562           $      -           $ 23,844
                                                             ========           ========           ========           ========

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
                                  May 27, 2000


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

OVERVIEW

The Company is a manufacturer and retailer of boxed chocolates and other confectionery items. The Company manufactures a variety of candies and operates confectionery retail chains under the Fannie May, Fanny Farmer, Sweet Factory and Laura Secord brand names. As of May 27, 2000, the Company's products were sold through 708 Company-operated stores and approximately 9,300 third-party retail outlets in 40 states in the United States and 9 provinces in Canada. The Company also sells Fannie May and Fanny Farmer branded products through a variety of non-retail programs, including its quantity order, mail order and fundraising programs.

Historically, Company-operated retail stores has represented the most significant distribution channel for the Company's products and accounted for $172.9 million, or 81.7%, of net sales in the nine months ended May 27, 2000. Third-party retail and non-retail businesses collectively accounted for $38.7 million, or 18.3%, of net sales during the nine months ended May 27, 2000.

Cost of sales includes costs associated with the Company's manufactured products and costs associated with product purchased from third parties and resold by the Company. The principal elements of manufactured product costs are raw materials, labor and manufacturing overhead. Raw materials consist primarily of chocolate, nutmeats, sweeteners and dairy products, the overall cost of which has remained relatively stable despite susceptibility to fluctuations for specific items. Labor costs consist primarily of hourly wages, benefits and incentives based on achieving operating efficiencies. Manufacturing overhead generally includes employee fringe benefits, utilities, rents and manufacturing supplies. Historically, the Company generally has been able to raise prices of Fannie May and Fanny Farmer products equal to or in excess of any increases in cost of sales; however, there can be no assurance that the Company will be able to continue to do so in the future.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 27, 2000 COMPARED TO THE THREE MONTHS ENDED MAY 29, 1999.

NET SALES. Consolidated net sales for the three months ended May 27, 2000 were $56.2 million, an increase of $11.5 million, or 25.7%, from $44.7 million for the three months ended May 29, 1999. This increase was due to the acquisition of Laura Secord with net sales of $13.8 million, offset by lower Sweet Factory and Fannie May/Fanny Farmer net sales of $1.9 million and $0.4 million, respectively. Same store sales for Laura Secord were up 11.2% during the quarter while same store sales for Sweet Factory were down 8.4% during the quarter. With respect to the Company's historical Fannie May and Fanny Farmer businesses, net sales for the three months ended May 27, 2000 were $26.6 million, down $0.4 million from $27.0 million for the three months ended May 29, 1999. Same store sales increased 3.0% offset by a decline in sales through the Company's third party retail and other distribution channels of $0.6 million, primarily due to weakness in sales to the Company's card and gift business customers under a program launched in fiscal 1999 which received heavy initial promotional support, which support was not repeated during the current fiscal year. Consolidated Company-operated retail sales were $50.4 million for the three months ended May 27, 2000, an increase of $11.0 million, or 27.9%, from $39.4 million for the three months ended May 29, 1999. The Company's newly acquired business, Laura Secord, accounted for the increase. There were 708 Company-operated retail stores at May 27, 2000 compared to 571 stores at May 29, 1999.

GROSS PROFIT. Consolidated gross profit for the three months ended May 27, 2000 was $33.8 million, an increase of $4.8 million, or 16.6%, from $29.0 million for the three months ended May 29, 1999. The Laura Secord acquisition accounted for $8.5 million of this increase and was offset by lower Sweet Factory and Fannie May/Fanny Farmer gross profit of $2.4 million and $1.3 million, respectively. Consolidated gross profit as a percentage of net sales decreased to 60.1% for the three months ended May 27, 2000 from 64.9% for the three months ended May 29, 1999. This decrease in consolidated gross profit percent was primarily due to a decline in margins in the Sweet Factory and Fannie May/Fanny Farmer businesses due to increases in product cost, discounts to customers and increases in pension, healthcare and other costs. Gross profit (without giving effect to the Sweet Factory and Laura Secord acquisitions) for the three months ended May 27, 2000 was $16.1 million, a decrease of $1.3 million, or 7.5%, from $17.4 million for the three months ended May 29, 1999. Gross profit as a percentage of net sales (without giving effect to the Sweet Factory and Laura Secord acquisitions) was 60.5% for the three months ended May 27, 2000 as compared to 64.4% for the three months ended May 29, 1999.

SELLING, GENERAL AND ADMINISTRATIVE. Consolidated selling, general and administrative ("SG&A") expenses for the three months ended May 27, 2000 were $34.1 million, an increase of $8.5 million, or 33.2%, from $25.6 million for the three months ended May 29, 1999. SG&A expenses related to the Laura Secord business accounted for $5.9 million of this increase. The remaining increase was due primarily to increases in personnel, healthcare, employment recruiting, shop support and other costs. As the Sweet Factory and Laura Secord businesses generate substantially all of their revenues from Company-operated retail stores which incur higher support costs than the Company's third-party retail and other distribution channels, SG&A expense, as a percentage of net sales, increased to 60.7% during the three months ended May 27, 2000 from 57.3% for the three months ended May 29, 1999.

EBITDA. Consolidated earnings before interest, income taxes, depreciation and amortization ("EBITDA") was $(0.7) million for the three months ended May 27, 2000, a decrease of $4.1 million from $3.4 million for the three months ended May 29, 1999. The Laura Secord business contributed $2.1 million of increased EBITDA, while the Fannie May/Fanny Farmer and Sweet Factory businesses declined $3.1 million and $3.1 million, respectively, for the quarter ended May 27, 2000. These decreases in EBITDA are due to the lower sales and gross profit margins and higher operating expenses discussed above. As a percentage of total net sales, consolidated EBITDA was (1.2)% for the three months ended May 27, 2000 as compared to 7.6% for the three months ended May 29, 1999.

NET INCOME. Consolidated net loss for the three months ended May 27, 2000 was $10.1 million, an increase of $7.2 million from $2.9 million for the three months ended May 29, 1999. The decreased EBITDA of $4.1 million coupled with additional interest expense and depreciation and amortization expense primarily related to the Company's Sweet Factory and Laura Secord acquisitions accounted for this decrease.

NINE MONTHS ENDED MAY 27, 2000 COMPARED TO THE NINE MONTHS ENDED MAY 29, 1999.

NET SALES. Consolidated net sales for the nine months ended May 27, 2000 were $211.6 million, an increase of $55.8 million, or 35.8%, from $155.8 million for the nine months ended May 29, 1999. This increase was due to the acquisitions of Laura Secord, $43.7 million and Sweet Factory, $15.9 million. Same store sales for Laura Secord were up 5.1% year-to-date while Sweet Factory same store sales were down 3.3%. With respect to the Fannie May and Fanny Farmer businesses, net sales for the nine months ended May 27, 2000 were $115.1 million, a decrease of $3.2 million from net sales of $118.3 million for the nine months ended May 29, 1999. During the nine months ended May 27, 2000, same store sales for the Company's Fannie May and Fanny Farmer retail stores increased 3.9%. This increase in sales was more than offset by a decline in sales to third-party retailers and other distribution channels to $33.6 million during the nine months ended May 27, 2000, from $38.9 million for the nine months ended May 29, 1999, a decrease of $5.3 million, or 13.6%. This decrease is primarily due to lower sales to the Company's card and gift business customers under a program initiated during fiscal 1999 as discussed above.

GROSS PROFIT. Consolidated gross profit for the nine months ended May 27, 2000 was $133.1 million, an increase of $33.3 million, or 33.4%, from $99.8 million for the nine months ended May 29, 1999. The Sweet

Factory and Laura Secord acquisitions accounted for substantially all of this increase. Gross profit (without giving effect to the acquisitions) for the nine months ended May 27, 2000 was $72.7 million, a decrease of $2.8 million, or 3.7%, from $75.5 million for the nine months ended May 29, 1999. This decline reflects the net sales decline discussed above and a decline in gross profit margins due primarily to increased product discounting and increased pension and healthcare costs. Gross profit as a percentage of net sales (without giving effect to the acquisitions) decreased to 63.2% for the nine months ended May 27, 2000 from 63.8% for the nine months ended May 29, 1999.

SELLING, GENERAL AND ADMINISTRATIVE. Consolidated SG&A expenses were $107.7 million for the nine months ended May 27, 2000, an increase of $35.4 million, or 49.0%, from $72.3 million for the nine months ended May 29, 1999. The Sweet Factory and Laura Secord acquisitions accounted for $32.9 million, or substantially all of the increase. As these businesses generate substantially all of their revenues from Company-operated retail stores which incur higher support costs than the Company's third party retail and other distribution channels, SG&A expense as a percentage of sales increased to 50.9% during the nine months ended May 27, 2000 from 46.4% for the nine months ended May 29, 1999. In addition to the effect of the acquisitions, the increase in SG&A expenses was impacted by increased healthcare costs and increased costs associated with Company-operated retail stores.

EBITDA. Consolidated EBITDA was $24.9 million for the nine months ended May 27, 2000, a decrease of $2.3 million, or 8.5%, from $27.2 million for the nine months ended May 29, 1999. The Laura Secord business contributed approximately $6.9 million of increased EBITDA, while the Fannie May/Fanny Farmer and Sweet Factory businesses declined $5.0 million and $4.2 million, respectively, during the nine months ended May 27, 2000. These EBITDA declines were due to the lower sales, margins and higher operating expenses discussed above. As a percentage of total net sales, EBITDA was 11.8% for the nine months ended May 27, 2000 as compared to 17.5% for the nine months ended May 29, 1999.

NET INCOME. Consolidated net loss for the nine months ended May 27, 2000 was $3.2 million, a decrease of $13.6 million from net income of $10.4 million for the nine months ended May 29, 1999. The decreased EBITDA of $2.3 million coupled with additional interest expense and depreciation and amortization primarily related to the Company's Sweet Factory and Laura Secord acquisitions accounted for this decrease.

LIQUIDITY AND CAPITAL RESOURCES. Net cash provided by operating activities was $13.8 million for the nine months ended May 27, 2000 compared to $18.1 million for the nine months ended May 29, 1999. Net loss was $3.2 million for the nine months ended May 27, 2000 compared to net income of $10.4 million for the nine months ended May 29, 1999. Net income included non-cash depreciation and amortization charges of $14.2 million and interest expense of $13.8 million for the nine months ended May 27, 2000 and $8.4 million and $9.4 million, respectively, for the nine months ended May 29, 1999.

Net cash used in investing activities was $10.3 million of the nine months ended May 27, 2000 as compared to $33.0 million for the nine months ended May 29, 1999. The decrease reflects the purchase of Sweet Factory in December 1998 for $28.0 million in cash outlays, partially offset by higher capital expenditures and a Sweet Factory license payment during the current period.

As of May 27, 2000, we had outstanding $170 million of 10.25% senior secured notes due July 1, 2004.

As of May 27, 2000, we had approximately $4.0 million of borrowings and letters of credit in the amount of $0.6 million outstanding under our $25 million revolving credit facility (the "Credit Facility"). For the three months ended May 27, 2000, we did not meet the fixed charge coverage ratio or the leverage ratio requirements of the Credit Facility, but have obtained a waiver of these requirements from our lenders for such three-month period only. Additionally, as of June 30, 2000, we entered into an amendment of the Credit Facility that increased, until July 25, 2000, the amount available for borrowing by approximately $4.0 million (not increasing the $25 million limit). By July 25, 2000, we must either repay the additional $4 million borrowed or obtain an additional amendment or waiver to the Credit Facility. As of July 3, 2000, we had approximately $20.0 million of borrowings outstanding under the Credit Facility. We intend to pursue further amendments to the Credit Facility with respect to financial covenants and to increase the Company's availability thereunder. There can be no assurance that the lenders under the Credit Facility will be willing to grant such amendment(s) on favorable terms, if at all.

As our Credit Facility expires on April 15, 2001, for the period after April 15, 2001, we will need to extend or renew the Credit Facility or obtain alternative financing to meet our seasonal working capital needs and other requirements, including interest payments on our 10.25% senior secured notes.

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

In order for Holdings to make such redemption payments, Holdings must cause us, to the extent permitted by the indenture and our Credit Facility, to advance the necessary funds to Holdings by dividend or otherwise. Such advances, if paid, will reduce the funds available for our operations. To the extent that such funds are not available, whether due to the restrictions set forth in the indenture or our revolving Credit Facility or otherwise, the failure to make required redemption payments would trigger various provisions of Holdings' preferred and common stock, including provisions providing for a change of control of Holdings' and our Board of Directors.

In light of the above debt service and dividend and redemption obligations, and in order to have sufficient funds to meet our projected capital expenditures and working capital requirements, we are exploring various alternatives, including extending and/or amending the Credit Facility and refinancing the Credit Facility, and pursuing other sources of capital. There can be no assurance that we will be able to accomplish any of these alternatives or that we will be able to do so on terms favorable to us.

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
                                  May 27, 2000



PART II  - OTHER INFORMATION


ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            (a) EXHIBIT 4.1 - Amendment No. 4 to the Amended and Restated
                Credit Agreement dated as of July 2, 1997 among the Company, the lenders signatory thereto and Bank One, NA, as agent dated June 30, 2000.

                EXHIBIT 4.2 - Waiver to Amended and Restated Credit Agreement dated as of July 2, 1997 among the Company, the lenders signatory thereto and Bank One, NA, as Agent dated July 10, 2000.

                EXHIBIT 27.1 - Financial data schedule.

            (b) No reports were filed on Form 8-K for the quarter ended May 27,
                2000.

                           Archibald Candy Corporation
            (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
                                  May 27, 2000




                                    SIGNATURE
         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                                 ARCHIBALD CANDY CORPORATION


DATE:  JULY 11, 2000                  By:    /s/ Ted A. Shepherd
                                             -----------------------------------
                                             Ted A. Shepherd
                                             President and Chief Operating
                                             Officer (Principal Executive
                                             Officer)


DATE:  JULY 11, 2000                  By:    /s/ Thomas G. Kasvin
                                             -----------------------------------
                                             Thomas G. Kasvin
                                             Vice President and Chief Financial
                                             Officer (Principal Financial and
                                             Accounting Officer)