Form 10-K405
period 2000-08-26
ARCHIBALD CANDY CORP
filed 2000-11-22
CIK 1044269

                                               COMMISSION FILE NUMBER: 333-33751
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED AUGUST 26, 2000.

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of November 22, 2000, none of the registrant's Common Stock, par value $.01 per share, was held by non-affiliates of the registrant.

    As of November 22, 2000, the number of shares outstanding of the registrant's Common Stock was 19,200, all of which was held by Fannie May Holdings, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

                                                              PAGE NUMBER
                                                              OR REFERENCE
                                                              ------------
PART I
  Item 1--Business..........................................        1
  Item 2--Properties........................................       10
  Item 3--Legal Proceedings.................................       10
  Item 4--Submission of Matters to a Vote of Security
    Holders.................................................       10

PART II
  Item 5--Market for the Company's Common Equity and Related
    Stockholder Matters.....................................       11
  Item 6--Selected Financial Data...........................       12
  Item 7--Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................       14
  Item 8--Financial Statements and Supplementary Data.......       21
  Item 9--Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosures....................       21

PART III
  Item 10--Directors and Executive Officers of the
    Company.................................................       22
  Item 11--Executive Compensation...........................       24
  Item 12--Security Ownership of Certain Beneficial Owners
    and Management..........................................       28
  Item 13--Certain Relationships and Related Transactions...       31

PART IV
  Item 14--Exhibits, Financial Statement Schedules, and
    Reports on Form 8-K.....................................       33

                                     PART I
                                ITEM 1--BUSINESS

    AS USED IN THIS REPORT, "WE" OR THE "COMPANY" REFERS TO ARCHIBALD CANDY CORPORATION AND "HOLDINGS" REFERS TO FANNIE MAY HOLDINGS, INC. THE COMPANY IS A WHOLLY-OWNED SUBSIDIARY OF HOLDINGS.

GENERAL

    The Company is a manufacturer and marketer of quality boxed chocolates and other confectionery items. Founded in 1921, we manufacture a variety of candies and operate confectionery retail chains under the Fannie May, Fanny Farmer, Sweet Factory and Laura Secord brand names. As of August 26, 2000, we sold our products through 705 Company-operated stores and approximately 9,300 third-party retail outlets in 37 states in the United States and 9 provinces in Canada. We also sell our Fannie May and Fanny Farmer branded products through a variety of non-retail programs, including our quantity order, mail order and fundraising programs. We believe that consumers widely recognize our products for their quality, freshness and value, and that the Fannie May, Fanny Farmer, Sweet Factory and Laura Secord brand names are among the strongest in the confectionery industry and offer significant opportunities for growth.

    Our sales for fiscal year 2000 were approximately $251.3 million. Operating income for fiscal 2000 was approximately $3.2 million. Earnings before interest, income taxes, depreciation and amortization for fiscal year 2000 was approximately $19.3 million.

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

THE INDUSTRY

    The U.S. confectionery industry had 1999 retail sales of approximately
$23 billion. The U.S. confectionery industry is characterized by moderate long-term growth in consumer demand, with the per capita consumption of candy increasing from approximately 18 pounds in 1987 to over 27 pounds in 1999. The U.S. confectionery market is comprised of two broad sectors: chocolates and non-chocolates, which represent approximately 58% and 42% of the confectionery market, respectively. Non-chocolate products include a wide range of confectionery items, including jelly beans, gummi bears, hard candies and licorice. From 1995 to 1999, the pound sales volume in the U.S. chocolate and non-chocolate sectors grew at the rate of 9.2% and 12.5%, respectively. Within the U.S. chocolate sector, total sales of boxed chocolates were approximately $1.6 billion in 1999. Our management believes that the Canadian confectionery industry had 1999 retail sales of approximately $1.2 billion.

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

PRODUCTS

    We manufacture over three-quarters of the products that we sell under our Fannie May and Fanny Farmer brands and maintain proprietary specifications for a significant amount of our confectionery products, such as seasonal novelties that we purchase from other sources for resale. Our manufactured products include more than 350 items, including our best selling Pixie, Mint Meltaway and Trinidad lines. Products sourced from vendors for resale under our Fannie May and Fanny Farmer brands include assorted nuts, hard candy, novelties, ice cream and an extensive line of gift items. We believe that the superior quality and freshness of our products differentiates us from many other confectionery manufacturers. We rely on proven recipes, many dating back to the 1920s, for our traditional chocolates. Because we rely on freshness rather than preservatives to ensure a high-quality product, it is our policy to destroy products not sold within specified periods.

    Our Sweet Factory stores sell 150 to 200 different candies in a self-serve, pick and mix bulk format. With the exception of novelty, gift, count goods and pre-packaged items, most of Sweet Factory's products are sold for a single price per pound. For fiscal 2000, bulk products represented 80% of Sweet Factory's retail sales. The majority of bulk products are non-chocolate items such as gourmet jelly beans, gummi bears, hard candies and licorice. Our Sweet Factory stores also sell nationally branded count goods, gifts and novelty items. Chocolate items comprise approximately 20% of Sweet Factory's product mix, of which boxed chocolates represent a negligible share. We purchase substantially all of the products that we sell in our Sweet Factory stores from independent distributors and manufacturers that deliver the products directly to our Sweet Factory stores. We believe that our Sweet Factory stores will provide us with an effective distribution platform for our Fannie May boxed chocolates and that the sale of Fannie May products in these stores will increase both revenues in Sweet Factory's stores and our output of manufactured products.

    Our Laura Secord stores sell approximately 150 different candies, including a variety of boxed chocolates and individual chocolate pieces, fudge, ice cream, nuts, dietetic candy and novelty and other items.

    - For fiscal 2000, chocolate items accounted for approximately 68% of Laura Secord's net sales. As of August 2000, the manufacturing of the majority of the Laura Secord boxed chocolate and other confectionery items is done in the Company's Chicago, Illinois manufacturing facility. Prior to August 2000, the Company purchased the majority of these items under a co-pack agreement with Nestle Canada. We believe that we can capture significant efficiencies by consolidating Laura Secord's chocolate production with our existing manufacturing operations.

    - For fiscal 2000, premium scooped ice cream accounted for approximately 20% of Laura Secord's net sales. Our management believes that ice cream, due to its impulse nature and positioning at the perimeter of Laura Secord stores, acts as an important consumer pull for our Laura Secord stores. In connection with the Laura Secord acquisition, we entered into a two-year supply agreement with an affiliate of Nestle pursuant to which such affiliate will supply all of the ice cream requirements of our Laura Secord stores through June 8, 2001. We have the right under the supply agreement to extend the term for two additional two-year periods.

    - For fiscal 2000, novelty items made primarily for the Easter, Christmas and Valentine's Day holiday seasons accounted for approximately 12% of Laura Secord's net sales.

OPERATIONS

    MANUFACTURING AND PRODUCTION. All of our manufacturing operations are located in Chicago, Illinois where we also maintain our corporate headquarters as well as cold and dry storage and two of our distribution centers. On
March 31, 1999, we consolidated Sweet Factory's office, manufacturing and distribution facilities in San Diego, California with those of our Chicago, Illinois facilities and in August 2000, we consolidated the manufacturing and distribution of Laura Secord products with our Chicago, Illinois facilities.

    The manufacturing process at our Chicago, Illinois facility is split functionally into cooking, enrobing and packaging. Each area is managed by one department head who in turn reports to the plant manager. Additional departmental detail is shown below.

    - COOKING. There are separate cooking areas in the plant for our various products. Gas-fired cooper kettles and steam-jacketed stainless steel kettles are used to cook ingredients to achieve the appropriate moisture level and flavor profile. The finished batches are further processed at the enrobers or in other areas of the plant.

    - ENROBING. Approximately 75% of the pounds of candy produced in the plant pass through six enrobers ranging in size from 34 to 42 inches. The enrobers form batches of cooked candy into shapes and cover the candy with a variety of coatings, including milk chocolate, vanilla chocolate, liquor chocolate and pastel.

    - PACKAGING. Approximately 68% of the pounds of candy produced in the plant are hand-packed into boxes for sale through our Company-operated retail stores or other distribution channels. We utilize six packing lines to place the pieces of candy into distinctive white paper cups and then into boxes. The boxes are wrapped by automatic wrapping machines and placed into corrugated cartons for storage or shipment. Candy which is not packed in the factory is delivered in bulk to our Company-operated stores so that customers can select their own assortments.

    Our plant currently operates in response to seasonal demands with the busiest seven-month period commencing after Labor Day and running through Easter. There is an annual summer plant shutdown to allow for comprehensive maintenance and cleaning activities.

    WAREHOUSING AND DISTRIBUTION. We maintain warehousing and distribution facilities in Chicago, Illinois and Bensalem, Pennsylvania, which facilities have 200,000 and 17,000 square feet of warehousing and distribution space, respectively. These facilities maintain temperature and sanitation controls in order to protect the quality of our products. Employees generally fill orders daily to allow weekly deliveries to our Company-operated Fannie May and Fanny Farmer retail locations and on an "as needed" basis to others. Our fleet of 24 trucks services all of our Fannie May and Fanny Farmer stores, with the exception of our Florida, Minnesota and North Dakota store locations. Our trucks are refrigerated in order to provide appropriate shipping conditions for bulk candy, pre-boxed chocolates and necessary shop supplies. Independent distributors, parcel services and selected common carriers and freight forwarding companies supply all of our sales channels and other stores, including all of our Sweet Factory and Laura Secord stores.

    SUPPLIERS AND PURCHASING. Our primary raw materials include chocolate coatings, nutmeats, natural sweeteners, such as corn syrup and sugar, and dairy products, including sweetened-condensed milk, high-butterfat cream and butter. Written specifications are provided to our suppliers and certificates of analysis must accompany incoming shipments. Blommer Chocolate Company ("Blommer") and Merckens Chocolate Company ("Merckens") are our primary chocolate coating suppliers. We currently have supply agreements with Blommer and Merckens through calendar year 2001. In fiscal 2000, we purchased approximately 50% and 40% of our chocolate coatings from Blommer and Merckens, respectively. All chocolate coatings prepared for us are proprietary and are produced according to our recipes.

    We purchase substantially all of the products that we sell in our Sweet Factory stores from independent distributors and manufacturers on a purchase order basis. We purchase all of the ice cream that we sell in our Laura Secord stores from an affiliate of Nestle Canada pursuant to our supply agreement with such affiliate.

MARKETING AND SALES

    We sell our confectionery products through three channels: (1) Company-operated retail, (2) third-party retail and (3) non-retail.

    COMPANY-OPERATED RETAIL. As of August 26, 2000, we sold our products through 705 Company-operated stores: 229 Fannie May stores, 68 Fanny Farmer stores, 232 Sweet Factory stores and 176 Laura Secord stores. These stores were located in 37 states, the District of Columbia, Puerto Rico, and 9 provinces in Canada as follows:

                                                   FANNIE     FANNY      SWEET      LAURA      TOTAL
STATE/PROVINCE                                      MAY       FARMER    FACTORY     SECORD     STORES
--------------                                    --------   --------   --------   --------   --------
Illinois........................................    155         --          7         --        162
Ontario.........................................     --         --         --         91         91
California......................................     --         --         67         --         67
Quebec..........................................     --         --         --         51         51
Florida.........................................     10          2         16         --         28
Indiana.........................................     24         --          2         --         26
New York........................................     --         17          9         --         26
Minnesota.......................................      3         20         --         --         23
Michigan........................................      7          7          4         --         18
Washington......................................     --         --         15         --         15
Massachusetts...................................     --          8          5         --         13
Pennsylvania....................................      6         --          7         --         13
Texas...........................................     --         --         13         --         13
Wisconsin.......................................      7          5         --         --         12
Alberta.........................................     --         --         --         11         11
Ohio............................................     --          3          7         --         10
Missouri........................................      8         --          2         --         10
Virginia........................................      4         --          6         --         10
Arizona.........................................     --         --          8         --          8
Nevada..........................................     --         --          8         --          8
New Jersey......................................      1         --          6         --          7
Georgia.........................................     --         --          6         --          6
Manitoba........................................     --         --         --          6          6
British Columbia................................     --         --         --          5          5
Hawaii..........................................     --         --          5         --          5
Iowa............................................      2          3         --         --          5
Oregon..........................................     --         --          5         --          5
Colorado........................................     --         --          4         --          4

                                                   FANNIE     FANNY      SWEET      LAURA      TOTAL
STATE/PROVINCE                                      MAY       FARMER    FACTORY     SECORD     STORES
--------------                                    --------   --------   --------   --------   --------
District of Columbia............................      1         --          3         --          4
Maryland........................................      1         --          3         --          4
Nova Scotia.....................................     --         --         --          4          4
Connecticut.....................................     --         --          3         --          3
Louisiana.......................................     --         --          3         --          3
New Brunswick...................................     --         --         --          3          3
New Hampshire...................................     --          2          1         --          3
Saskatchewan....................................     --         --         --          3          3
Kansas..........................................     --         --          2         --          2
Kentucky........................................     --         --          2         --          2
Mississippi.....................................     --         --          2         --          2
Newfoundland....................................     --         --         --          2          2
New Mexico......................................     --         --          2         --          2
North Carolina..................................     --         --          2         --          2
Puerto Rico.....................................     --         --          2         --          2
Tennessee.......................................     --         --          2         --          2
Alabama.........................................     --         --          1         --          1
North Dakota....................................     --          1         --         --          1
South Carolina..................................     --         --          1         --          1
Utah............................................     --         --          1         --          1
                                                    ---         --        ---        ---        ---
                                                    229         68        232        176        705
                                                    ===         ==        ===        ===        ===

    In fiscal 2000, sales through our Company-operated stores accounted for $210.4 million, or 83.7%, of our net sales. While our Fannie May, Fanny Farmer and Sweet Factory stores co-exist in certain states, such stores generally do not compete in the same local markets. Fannie May stores typically are found in strip centers and shopping malls or as street-front units and stand-alone roadside sites. Fanny Farmer and Sweet Factory stores typically are located in shopping malls. In addition, Sweet Factory has opened stores in airports, railroad stations, specialty centers and selected street locations and developed kiosks in malls, sports venues and other public areas. Our Laura Secord stores typically are located in shopping malls.

    Our Fannie May and Fanny Farmer stores had average annual sales of approximately $308,000 in fiscal 2000 and achieved average annual same store sales growth of 3.3% during the past five fiscal years. Our Sweet Factory stores had average annual sales of approximately $289,000 in fiscal 2000. Although Sweet Factory same store sales have declined since 1997, we believe there are opportunities to improve the performance of our recently acquired Sweet Factory stores by implementing many of the same retail store strategies that improved the operations of our Fannie May and Fanny Farmer stores. In addition, we believe that the acquisition of Sweet Factory provides us with an opportunity to sell our Fannie May boxed chocolates to a broader consumer market. We anticipate that the sale of our Fannie May products in our Sweet Factory stores will increase both revenues in Sweet Factory's stores and our output of manufactured products. Prior to the acquisition, the Sweet Factory stores had limited boxed chocolate offerings. Since the acquisition, we have been selling some of our Fannie May boxed chocolates in our Sweet Factory stores. We also distribute certain non-chocolate Sweet Factory products through our Fannie May and Fanny Farmer stores.

    We own 34 Fannie May stores and lease the remainder of our stores. These owned stores typically are in stand-alone roadside structures and tend to be among our highest grossing sales locations. Our leased stores are in the following locations: 482 in shopping malls, 80 in strip centers, 44 in street-front units and 65 in other locations, including stadiums and airports. Lease terms and rates vary by location with the typical lease providing an average seven-year term with a minimum base rent plus additional rent based on a percentage of sales and common area charges. Historically, we have been able to renew our store leases upon expiration.

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

    Our Laura Secord Company-operated stores consist of both classic stores and combo stores. Classic stores are traditional Laura Secord stores that offer Laura Secord chocolates, premium scooped ice cream and other novelty products. As of August 26, 2000, we operated 158 Laura Secord classic stores averaging approximately 765 square feet in size. These stores had average annual sales of approximately $297,000 in fiscal 2000. We believe there are opportunities to continue to improve the performance of our recently acquired Laura Secord classic stores by implementing many of the same retail store strategies that improved the operations of our Fannie May and Fanny Farmer stores.

    Combo stores are co-branded Laura Secord and Hallmark retail stores that sell Laura Secord products and gifts together with Hallmark greeting cards and gifts in a single, integrated unit. The Laura Secord portion of the store resembles a classic store in that it includes packaged chocolate displays as well as an individual chocolate and ice cream scooping counter area. The Hallmark portion of the floor space is primarily comprised of display racks of Hallmark greeting cards and related gift items. The combo stores are operated as a joint venture between Laura Secord and Hallmark. Laura Secord sells it products to the combo stores at wholesale prices and accounts for its interest in the joint venture using equity accounting principles. Laura Secord is responsible for the management of the stores and receives a management fee for such services. Profits are split evenly between Laura Secord and Hallmark, and each party receives a manufacturer's margin on the products purchased by the joint venture. As of August 26, 2000, we operated 18 Laura Secord combo stores averaging approximately 3,400 square feet in size. These stores had average annual sales of approximately $494,000 for fiscal 2000.

    Since fiscal 1996, we have opened 37 new Fannie May and Fanny Farmer stores and closed 111 Fannie May and Fanny Farmer stores, most of which were unprofitable. As a result of management's efforts to improve Company-operated retail store performance and to eliminate weaker store locations, same store sales in our Fannie May and Fanny Farmer stores increased 2.6%, 5.2%, 4.2%, 0.5% and 4.0% in fiscal 1996, 1997, 1998, 1999 and 2000, respectively.
Company-operated Fannie May and Fanny Farmer store openings and closings for fiscal 1996, 1997, 1998, 1999 and 2000 are set forth below.

                                                                   FISCAL YEAR ENDED
                                             --------------------------------------------------------------
                                             AUGUST 31,   AUGUST 30,   AUGUST 29,   AUGUST 28,   AUGUST 26,
                                                1996         1997         1998         1999         2000
                                             ----------   ----------   ----------   ----------   ----------
OPENINGS:
  Fannie May...............................          4            4            9        11            5
  Fanny Farmer.............................         --           --           --        --            4
                                              --------     --------     --------        --           --
    Total..................................          4            4            9        11            9
                                              ========     ========     ========        ==           ==
CLOSINGS:
  Fannie May...............................          7            6            1        13            5
  Fanny Farmer.............................         29           16           13        13            8
                                              --------     --------     --------        --           --
    Total..................................         36           22           14        26           13
                                              ========     ========     ========        ==           ==

    Our management plans to continue its emphasis on improving store mix rather than store expansion for the near future, and, over the next four fiscal years, intends to open approximately 30 new stores, while closing approximately 25 unprofitable stores.

    THIRD-PARTY RETAIL. Through our third-party retail channel, we market our Fannie May, Fanny Farmer and Laura Secord branded products to approximately 9,300 grocery stores, drug stores, card and gift stores, department stores and other variety stores through our frozen fresh, specialty market and mass market programs. These programs are designed to make our branded products more readily available to consumers in new and existing markets. Within the mid-priced segment of the boxed chocolate market, our management has implemented a two-tiered distribution and pricing strategy to differentiate our Fannie May and Fanny Farmer brand names. We utilize the Fannie May brand for our higher price point frozen fresh and specialty markets programs and position the Fanny Farmer brand at a lower price point for the mass market.

    Under the frozen fresh program, we distribute Fannie May branded frozen products to retailers who then maintain the products in freezer display cases for sale to their customers. We initiated the frozen fresh program under the Fannie May brand name in the early 1950's as a way to market a limited number of our best-selling assortments through independent retailers on a year-round basis. We have approximately 1,200 frozen fresh accounts, the vast majority of which are in the greater Chicago metropolitan area and include stores operated by Jewel Foods, Osco Drug and Dominick's, which collectively account for over 65% of our frozen fresh sales. These accounts generally purchase Fannie May branded products from us at wholesale prices and mark-up the product to prices comparable to those for products sold in Company-operated stores. For fiscal 2000, frozen fresh sales accounted for $12.2 million, or 9.4%, of our Fannie May and Fanny Farmer net sales.

    In fiscal 1996, we established a national mass market program under the Fanny Farmer brand name. This wholesale program is targeted to grocery stores, drug stores and mass merchandisers, with product availability limited to the peak selling seasons of Christmas, Valentine's Day and Easter. The terms of sale are similar to those terms given to frozen fresh accounts, but the products for this program are selected and packaged to meet lower price points typical of the mass market. Under this program, we have obtained approximately 5,000 outlets, operated mostly by retail chains, including Target and Albertsons. For fiscal 2000, mass market sales accounted for $1.8 million, or 1.4%, of our Fannie May and Fanny Farmer net sales.

    In fiscal 1997, we announced the roll-out of our specialty markets program through which we market products nationally under the Fannie May brand name to department stores, card and gift stores and direct mail catalog companies. The product line for this program, which consists of a variety of boxed chocolates and novelty items, is intended to meet unfulfilled consumer demand in the mid-priced segment of the specialty market. This product line is positioned at higher price points and sold only during the peak seasons of Christmas, Valentine's Day and Easter. Pursuant to an agreement with Hallmark Cards, Inc., we began selling in November 1998 Fannie May boxed chocolates through many of Hallmark's approximately 5,000 Gold Crown stores during the holiday seasons. For fiscal 2000, specialty markets program sales accounted for $2.8 million, or 2.2%, of our Fannie May and Fanny Farmer net sales.

    We intend to strengthen our third-party retail product line by making certain of Sweet Factory's products available through selected third-party retailers who currently carry our Fannie May or Fanny Farmer branded products. We also intend to continue to expand Laura Secord's third-party retail sales through agency accounts and sales to the Laura Secord combo stores. These sales accounted for $5.5 million, or 11.9%, of Laura Secord net sales in fiscal 2000.

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

Historically, we have found a high level of repeat sales in this segment, as quantity order customers tend to renew or expand on their prior year's order. Our current active quantity order database includes approximately 43,000 customers. The quantity order program is available year-round, but peaks in activity during the Christmas, Valentine's Day and Easter holiday seasons. A quantity order catalog is distributed at the beginning of each fiscal year and prior to each holiday season. We also have targeted fundraising organizations throughout the United States for our product offering. For fiscal 2000, quantity order and fundraising sales accounted for $12.4 million, or 9.5%, of our Fannie May and Fanny Farmer net sales.

    In addition, we sell our Fannie May and Fanny Farmer branded products through a mail order program through which customers can order products through a catalog which has a national circulation of over 2.1 million catalogs annually and a database of over 350,000 customers and over the internet at our web site (WWW.FANNIEMAYCANDIES.COM). We send Fannie May mail order catalogs to established and prospective customers during key selling seasons. Mail order catalogs also are made available to the general public through our Company-operated retail stores. For fiscal 2000, mail order sales accounted for $6.2 million, or 4.8%, of our Fannie May and Fanny Farmer net sales. We intend to strengthen our non-retail product line by making some of Sweet Factory's non-chocolate products available through our quantity order, mail order and fundraising programs. We also intend to explore developing non-retail sales programs to increase the sale of Laura Secord products in Canada.

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

    The mid-priced boxed chocolate segment in the United States is generally comprised of those chocolates which retail for between $10.00 and $20.00. The competition for our Fannie May and Fanny Farmer branded products in the mid-priced segment consists primarily of local confectionery companies against whom we compete through Company-operated stores on the basis of price and quality. While generally not competing in the same markets as Fannie May and Fanny Farmer, we believe that See's Candies, a subsidiary of Berkshire Hathaway Inc., is the largest participant in the mid-priced segment.

    The premium boxed chocolate segment in the United States generally is comprised of chocolates retailing in excess of $20.00. The leading participant in this segment is Godiva Chocolatier, Inc. Other brands in this market include Perugina, Tobler and Lindt. Most of these chocolates are imported from abroad. We compete in the premium segment on the basis of quality and packaging primarily through third-party retail sales of our Fannie May branded products in card and gift stores.

    There are only a few national or regional confectionery retailers that directly compete with our Sweet Factory stores in the bulk candy retail market. The largest (all less than 50 stores) of these competitors are Mr. Bulky, Candy Express, FAO Schweetz and Sweets From Heaven. Sweet Factory also competes with other confectionery retailers, including grocery stores, drug stores and toy stores.

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

EMPLOYEES

    As of August 26, 2000, we employed approximately 5,950 people, of which 1,400 worked in Fannie May stores, 350 worked in Fanny Farmer stores, 1,800 worked in Sweet Factory stores, 1,400 worked in Laura Secord stores and the remainder worked primarily in our Chicago, Illinois headquarters facility and our Bensalem, Pennsylvania warehouse and distribution facility. Of the total number of employees, 750 were salaried. During periods of high seasonal retail demand in our second and third fiscal quarters, our number of employees typically increases by approximately 2,400, many of whom work part-time in our Company-operated retail stores. As of August 26, 2000, over one-half of our hourly store personnel were employed on a part-time basis. As of August 26, 2000, approximately 1,000 of our employees were members of one of the various labor unions that represent our employees. The Company has seven collective bargaining agreements, all of which expire on or before March 31, 2003. None of our Sweet Factory or Laura Secord retail store employees are represented by labor unions. Our management generally considers our employee relations to be good.

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

    Our Sweet Factory subsidiary has an exclusive license from United Sweet Factory Limited, the owner of the "Sweet Factory" trademark, to operate stores under the "Sweet Factory" name and design in the United States and Mexico. During fiscal year 2000, Sweet Factory renewed the license for an additional ten-year period, paying a renewal fee of $750,000. Sweet Factory has the option to extend the license for two additional ten-year periods to the year 2030 by paying a renewal fee of $750,000 for each such additional extension.

                               ITEM 2--PROPERTIES

    As of August 26, 2000, we operated 229 Fannie May stores, 68 Fanny Farmer stores, 232 Sweet Factory stores and 176 Laura Secord stores. Of the 229 Fannie May stores, 34 are owned by us and 195 are leased by us. We lease all of our Fanny Farmer, Sweet Factory and Laura Secord stores. Within four years following August 26, 2000, approximately 60% of our retail store leases are due to expire. We believe that we will be able to renew expiring leases at reasonable rates in the future, but we cannot assure you that we will be able to do so.

    In addition to our Company-operated stores, we have five other principal properties: (1) an approximately 320,000 square foot manufacturing, storage and headquarters facility that we own in Chicago, Illinois; (2) an approximately 132,000 square foot warehouse and distribution facility that we lease in Chicago, Illinois; (3) an approximately 68,000 square foot warehouse that we lease in Chicago, Illinois; (4) an approximately 17,000 square foot warehouse and distribution facility that we own in Bensalem, Pennsylvania; and (5) an approximately 5,000 square foot office facility that we lease in Toronto, Canada. At our Chicago, Illinois headquarters facility, approximately 162,000 square feet are used for manufacturing, 118,000 square feet for cold and dry storage and 40,000 square feet for office and administrative functions. The lease of our Chicago warehouse and distribution facility and our Chicago warehouse expires in June 2002. Our management believes that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current manufacturing and distribution requirements.

                           ITEM 3--LEGAL PROCEEDINGS

    From time to time, we are involved in routine litigation incidental to our business. We are not a party to any pending or threatened legal proceeding which we believe would have a material adverse effect on our results of operations or financial condition. Also, we were not a party to any such legal proceeding that terminated during the fourth quarter of fiscal 2000.

          ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                    PART II
 ITEM 5--MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Holdings owns all of our issued and outstanding common stock. There is no established public trading market for our common stock. Holdings has four classes of authorized common stock, all of which are subject to restrictions on sale and transfer. There is no established public trading market for Holdings' common stock. As of August 26, 2000, there were seven holders of record of Holdings' Class A Common Stock, no outstanding shares of Holdings' Class B Common stock, twelve holders of record of Holdings' Class C Common Stock and one holder of record of Holdings' Class D Common Stock.

    We did not pay any cash dividend on our common stock in fiscal 1999 or 2000. However, we funded cash to Holdings to the extent necessary to allow Holdings to pay cash dividends on its 5% senior preferred stock (296,000 with respect to such dividends paid for 1999 and 303,000 with respect to such dividends paid for
2000). Holdings did not pay any cash dividend on Holdings' Common Stock in fiscal 1999 or 2000. Any payment of dividends in the future is dependent upon the financial condition, capital requirements and earnings of us and Holdings, as well as other factors. Nevertheless, we currently intend to retain all future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends to Holdings in the foreseeable future, except to the extent necessary to allow Holdings to satisfy its dividend and redemption obligations with respect to its common stock and preferred stock or as required by the tax sharing and management consulting agreement entered into between us and Holdings. See "Certain Relationships and Related Transactions--Tax Sharing and Management Consulting Agreement". Also, we are subject to certain contractual restrictions on our payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 7, "Debt" of the notes to the financial statements included in this report for information concerning such restrictions.

                        ITEM 6--SELECTED FINANCIAL DATA

    The following table presents certain of our historical financial data. The selected historical information as of and for each of the five fiscal years in the period ended August 26, 2000, was derived from our audited financial statements. You should read the information in this table together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements, including the accompanying notes, appearing elsewhere herein.

                                                                  FISCAL YEAR ENDED
                                            --------------------------------------------------------------
                                            AUGUST 31,   AUGUST 30,   AUGUST 29,   AUGUST 28,   AUGUST 26,
                                             1996(1)      1997(1)      1998(1)      1999(1)      2000(1)
                                            ----------   ----------   ----------   ----------   ----------
                                                                (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales:
  Company-operated retail(2)..............   $ 88,938     $ 89,276     $ 91,488     $155,011     $210,350
  Third-party retail(3)...................     14,924       17,074       18,230       24,749       22,333
  Non-retail(4)...........................     13,486       15,583       17,024       17,029       18,631
                                             --------     --------     --------     --------     --------

    Net sales.............................   $117,348     $121,933     $126,742     $196,789     $251,314
                                             ========     ========     ========     ========     ========

Gross profit..............................   $76, 338     $ 79,649     $ 82,764     $125,910     $155,980
Operating Income..........................      7,945       10,801       12,539        9,465        3,152
Interest expense..........................      9,455        9,235       10,346       13,831       19,454
Other income and (expense)................        444          411        1,386          914        1,084
Income tax................................        349          250          276          143          130
Net income (loss)(5)......................     (1,415)      (1,171)       3,303       (3,595)     (15,348)

                                                                         AS OF
                                             --------------------------------------------------------------
                                             AUGUST 31,   AUGUST 30,   AUGUST 29,   AUGUST 28,   AUGUST 26,
                                              1996(1)      1997(1)      1998(1)      1999(1)      2000(1)
                                             ----------   ----------   ----------   ----------   ----------
                                                                 (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents..................    $   380     $ 15,801     $ 13,081     $  6,908     $  3,120
Working capital (deficiency)...............     (4,349)      23,475       26,988       17,461        3,623
Total assets...............................     78,668       95,660       98,089      188,287      184,863
Total long-term debt.......................     72,721      100,521      100,145      170,335      170,060
Shareholder's equity (deficit).............    (15,448)     (16,619)     (14,944)     (18,536)     (33,734)

                                                                   FISCAL YEAR ENDED
                                             --------------------------------------------------------------
                                             AUGUST 31,   AUGUST 30,   AUGUST 29,   AUGUST 28,   AUGUST 26,
                                              1996(1)      1997(1)      1998(1)      1999(1)      2000(1)
                                             ----------   ----------   ----------   ----------   ----------
                                                                 (DOLLARS IN THOUSANDS)
OTHER DATA:
EBITDA(6)..................................    $14,731      $16,868      $18,964      $23,700      $19,332
Cash provided by (used in):
  Operating activities.....................      4,117        3,919        4,206        9,694         (160)
  Investing activities.....................     (1,121)      (3,688)      (4,709)     (86,627)     (13,779)
  Financing activities.....................     (3,098)      15,190       (2,217)      70,757       10,001
Depreciation and amortization..............      6,807        5,932        6,233       13,955       15,866
Capital expenditures.......................      2,280        3,688        4,574        7,703       11,107
Net sales growth...........................        1.6%         3.9%         3.9%        55.3%        27.7%
Gross margin...............................       65.1%        65.3%        65.3%        64.0%        62.1%
EBITDA margin(7)...........................       12.6%        13.8%        15.0%        12.0%         7.7%
Ratio of earnings to fixed charges(8)......         --           --          1.2           --           --

                                                                   FISCAL YEAR ENDED
                                             --------------------------------------------------------------
                                             AUGUST 31,   AUGUST 30,   AUGUST 29,   AUGUST 28,   AUGUST 26,
                                              1996(1)      1997(1)      1998(1)      1999(1)      2000(1)
                                             ----------   ----------   ----------   ----------   ----------
STORE DATA:
Number of Company-operated stores at period
  end(9):
  Fannie May/Fanny Farmer stores...........      340          322          317          302          297
  Sweet Factory stores.....................       --           --           --          252          232
  Laura Secord stores......................       --           --           --          173          176
                                                 ---          ---          ---          ---          ---
Total number of stores.....................      340          322          317          727          705
                                                 ---          ---          ---          ---          ---
Increase in same store sales(10)...........      2.6%         5.2%         4.2%         0.5%         1.5%
                                                 ===          ===          ===          ===          ===

------------------------

 (1) In 1995, we changed our fiscal year to the last Saturday in August from the last day in August. As a result of this change, fiscal 1996 had 53 weeks (371 days). Fiscal 1997, 1998, 1999 and 2000 each had 52 weeks (364 days).

 (2) Company-operated retail includes sale of products through our Fannie May and Fanny Farmer stores and through our Sweet Factory stores, for the period after December 7, 1998, and Laura Secord stores, for the period after June 8, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

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

 (6) EBITDA for any period presented above is defined as earnings before interest, income taxes, depreciation and amortization (including depreciation in the Laura Secord joint venture with Hallmark of $24,000 and $107,000 in fiscal 1999 and 2000, respectively). EBITDA is included because management believes that certain investors may find it useful for analyzing operating performance, leverage and liquidity. EBITDA should not be construed as a measure that is superior to, or a substitute for, operating income or net cash flow provided by operating activities, or as an indicator of liquidity, which are determined in accordance with generally accepted accounting principles. Other companies may not calculate EBITDA in a similar manner and, for any reason, our measure of EBITDA may not be comparable to that of other companies.

 (7) EBITDA margin is EBITDA divided by net sales.

 (8) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness and capitalized interest, amortization of deferred financing costs and that portion of rental expense on operating leases deemed by us to be attributable to interest. For fiscal 1996, 1997, 1999 and 2000, earnings were insufficient to cover fixed charges by approximately $15.2 million, $14.6 million, $27.1 million and $47.5 million, respectively.

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

                ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE OTHER FINANCIAL INFORMATION AND DATA APPEARING ELSEWHERE HEREIN. UNLESS OTHERWISE INDICATED, THE FOLLOWING DISCUSSION RELATES TO THE COMPANY ON A HISTORICAL BASIS, WITHOUT GIVING EFFECT TO THE SWEET FACTORY AND LAURA SECORD ACQUISITIONS AND RELATED FINANCINGS. UNLESS OTHERWISE INDICATED, ALL REFERENCES TO STORES INCLUDE RETAIL STORES AND KIOSKS, BUT NOT CARTS, AND ARE AS OF AUGUST 26, 2000.

OVERVIEW

    We are a manufacturer and marketer of quality boxed chocolates and other confectionery items. We manufacture a variety of candies and operate confectionery retail chains under the Fannie May, Fanny Farmer, Sweet Factory and Laura Secord brand names. As of August 26, 2000, we sold our products through 705 Company-operated stores and approximately 9,300 third party retail outlets in 37 states in the United States and 9 provinces in Canada. We also sell our Fannie May and Fanny Farmer branded products through a variety of non-retail programs, including our quantity order, mail order and fundraising programs.

    Historically, Company-operated retail has represented the most significant distribution channel for our products, accounting for $210.4 million, or 83.7%, of net sales in fiscal 2000. Our third-party retail and non-retail businesses collectively accounted for $40.9 million, or 16.3%, of net sales in fiscal 2000. We recently have turned our focus to growing sales and earnings by (1) building on our Fannie May and Fanny Farmer brand names by increasing points of availability for our products, (2) integrating the Sweet Factory and Laura Secord brand names and stores with our existing operations, (3) acquiring additional confectionery brands or complementary products and services and
(4) implementing new product and merchandising strategies at Sweet Factory.

    Our costs of sales include costs associated with our manufactured products and costs associated with product purchased from third parties and resold by us. The principal elements of our manufactured product costs are raw materials, labor and manufacturing overhead. Raw materials consist primarily of chocolate, nutmeats, sweeteners and dairy products, the overall cost of which has remained relatively stable despite susceptibility to fluctuations for specific items. See "Business-Operations-Suppliers and Purchasing." Labor costs consist primarily of hourly wages, benefits and incentives based on achieving operating efficiencies. Manufacturing overhead generally includes employee fringe benefits, utilities, rents and manufacturing supplies. Historically, we generally have been able to raise prices of our Fannie May and Fanny Farmer products equal to or in excess of any increases in cost of sales; however, there can be no assurance that we will be able to continue to do so in the future.

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

RESULTS OF OPERATIONS

    The following table and discussion summarize our percentage of net sales, pounds of product sold and average selling price, according to distribution channel, and the number of our Company-operated stores, in each case, for the periods indicated. Except with respect to pounds sold and average selling price, the table and discussion below reflects the results of operations of our Sweet Factory and Laura Secord stores only for the periods after December 6, 1998 and June 7, 1999, respectively.

                                                                       FISCAL YEAR ENDED
                                                              ------------------------------------
                                                              AUGUST 29,   AUGUST 28,   AUGUST 26,
                                                                 1998         1999         2000
                                                              ----------   ----------   ----------
PERCENTAGE OF NET SALES:
  Company-operated retail...................................      72.2%        78.8%        83.7%
  Third-party retail........................................      14.4         12.6          8.9
  Non-retail................................................      13.4          8.6          7.4
                                                                ------       ------       ------
                                                                 100.0%       100.0%       100.0%
                                                                ======       ======       ======
POUNDS SOLD (IN MILLIONS); FANNIE MAY/FANNY FARMER ONLY:
  Company-operated retail...................................       8.2          7.9          8.2
  Third-party retail........................................       2.1          2.8          1.9
  Non-retail................................................       1.9          1.9          2.3
                                                                ------       ------       ------
    Total pounds sold.......................................      12.2         12.6         12.4
                                                                ======       ======       ======
AVERAGE SELLING PRICE PER POUND; FANNIE MAY/FANNY FARMER
  ONLY:
  Company-operated retail...................................    $11.12       $11.57       $11.47
  Third-party retail........................................      8.61         8.67         8.79
  Non-retail................................................      9.05         8.74         8.21
    Total average selling price.............................     10.36        10.49        10.45

COMPANY-OPERATED STORES (at period end).....................       317          727          705

    As a percentage of net sales, Company-operated retail sales increased from 72.2% in fiscal 1998 to 83.7% in fiscal 2000. This increase was due primarily to our acquisitions in fiscal 1999 of Sweet Factory and Laura Secord, whose sales are more highly concentrated in the Company-operated retail sales channel than our Fannie May and Fanny Farmer sales. From the end of fiscal 1998 to the end of fiscal 2000, the number of Company-operated stores increased from 317 to 705. This increase reflects the acquisition of 252 Sweet Factory and 173 Laura Secord stores, offset by our closing of a net total of 35 Fannie May, Fanny Farmer, Sweet Factory and Laura Secord stores over the same period. While sales declined, pounds sold in our Fannie May and Fanny Farmer stores remained at
8.2 million in fiscal 1998 and in fiscal 2000.

    Pounds sold in our third-party retail sales channel decreased slightly from
2.1 million in fiscal 1998 to 1.9 million in fiscal 2000. The decrease in pounds sold from fiscal 1999 to fiscal 2000 was primarily due to the weakness in sales to our card and gift business customers under a program launched in fiscal 1999. This program received heavy initial promotional support, which was not repeated during fiscal 2000. As a percentage of net sales, third-party retail sales decreased from 14.4% to 8.9% over the same period, due to the higher concentration in Company-operated retail sales as a result of the acquisitions of Sweet Factory and Laura Secord. Without giving effect to the Sweet Factory and Laura Secord acquisitions, third-party retail sales as a percentage of net sales decreased from 18.3% in fiscal 1998 to 13.0% in fiscal 2000.

    Pounds sold in our non-retail sales channel increased from 1.9 million in fiscal 1998 to 2.3 million in fiscal 2000 as a result of additional customers in our fundraising and mail order businesses. As a percentage of net sales, non-retail sales decreased from 13.4% to 7.4% over the same period, due to the higher concentration of sales in Company-operated retail sales as a result of the acquisitions of Sweet

Factory and Laura Secord. Without giving effect to the Sweet Factory and Laura Secord acquisitions, non-retail sales as a percentage of net sales increased from 13.4% for fiscal 1998 to 14.3% in fiscal 2000.

FISCAL YEAR ENDED AUGUST 26, 2000 COMPARED TO FISCAL YEAR ENDED AUGUST 28, 1999

    The discussion below with respect to the fiscal year ended August 28, 1999 reflects, for the period after December 6, 1998, our acquisition of Sweet Factory and, for the period after June 7, 1999, our acquisition of Laura Secord.

    NET SALES. Consolidated net sales for fiscal 2000 were $251.3 million, an increase of $54.5 million, or 27.7%, from $196.8 million for fiscal 1999. The growth in sales was primarily the result of increased Company-operated retail sales resulting from the Sweet Factory and Laura Secord acquisitions, which accounted for $57.4 million. Net sales for fiscal 2000, without giving effect to the Sweet Factory and Laura Secord acquisitions, were $129.9 million, a decrease of $2.8 million, or 2.1%, from $132.7 million for fiscal 1999. Consolidated Company-operated retail net sales for fiscal 2000 were $210.4 million, an increase of $55.4 million, or 35.7%, from $155.0 million for fiscal 1999, primarily as a result of the Sweet Factory and Laura Secord acquisitions. Company-operated retail net sales for fiscal 2000, without giving effect to the Sweet Factory and Laura Secord acquisitions, were $94.4 million, an increase of $3.0 million, from $91.4 million for fiscal 1999. This increase was attributable to a 4.0% same store sales increase in our Fannie May/Fanny Farmer stores. Consolidated third-party retail net sales for fiscal 2000 were $22.3 million, a decrease of $2.4 million, or 9.7%, from $24.7 million for fiscal 1999. This decrease was primarily due to the weakness in sales to our card and gift business customers under a program launched in fiscal 1999. This program received heavy initial promotional support, which was not repeated during fiscal 2000. Consolidated non-retail net sales were $18.6 million for fiscal 2000, an increase of $1.6 million, or 9.4%, from $17.0 million for fiscal 1999. Increases in the boxed chocolate fundraising business were primarily responsible for the growth in non-retail sales.

    GROSS PROFIT. Consolidated gross profit for fiscal 2000 was $156.0 million, an increase of $30.1 million, or 23.9%, from $125.9 million for fiscal 1999. The Sweet Factory and Laura Secord acquisitions primarily accounted for this increase. As a percentage of total net sales, consolidated gross profit decreased to 62.1% for fiscal 2000 from 64.0% for fiscal 1999. Gross profit for fiscal 2000, without giving effect to the Sweet Factory and Laura Secord acquisitions, was $80.8 million, a decrease of $4.5 million, or 5.3%, from $85.3 million for fiscal 1999. This decrease was due primarily to a decrease in third-party retail sales. Gross profit as a percentage of net sales, without giving effect to the Sweet Factory and Laura Secord acquisitions, decreased to 62.2% for fiscal 2000 from 64.3% for fiscal 1999 due to a shift in mix towards lower gross margin sales and increased discounts to customers.

    SELLING, GENERAL AND ADMINISTRATIVE. Consolidated SG&A expenses for fiscal 2000 were $135.5 million, an increase of $33.6 million, or 33.0%, from $101.9 million for fiscal 1999. As a percentage of total net sales, consolidated SG&A expenses increased to 53.9% for fiscal 2000 from 51.8% for fiscal 1999. SG&A expenses for fiscal 2000, without giving effect to the Sweet Factory and Laura Secord acquisitions, were $66.2 million, an increase of $0.7 million, or 1.1%, from $65.5 million for fiscal 1999. This increase in SG&A expenses was due primarily to the growth in our non-retail channel. SG&A expenses as a percentage of net sales, without giving effect to the Sweet Factory and Laura Secord acquisitions, increased to 51.0% for fiscal 2000 from 49.4% for fiscal 1999.

    EBITDA. Consolidated EBITDA was $19.3 million for fiscal 2000, a decrease of $4.4 million, or 18.6%, from $23.7 million for fiscal 1999. As a percentage of total net sales, consolidated EBITDA was 7.7% for fiscal 2000 as compared to 12.0% for fiscal 1999. EBITDA for fiscal 2000, without giving effect to the Sweet Factory and Laura Secord acquisitions, was $14.2 million, a decrease of $5.5 million, or 27.9%, from $19.7 million for fiscal 1999. The decrease in EBITDA was a result of lower third-party retail sales, reduced gross profit margins, and higher operating expenses, as discussed above. EBITDA as a percentage of total net sales for fiscal 2000, without giving effect to the Sweet Factory and Laura Secord acquisitions, was 10.9% as compared to 14.9% for fiscal 1999.

    OPERATING INCOME (LOSS). Consolidated operating income for fiscal 2000 was $3.2 million, a decrease of $6.3 million, from operating income of $9.5 million for fiscal 1999. Operating income for fiscal 2000, without giving effect to the Sweet Factory and Laura Secord acquisitions, was $3.6 million, a decrease of $7.3 million from income of $10.9 million for fiscal 1999. This decrease resulted primarily from reduced gross profit margins and higher selling, general and administrative expenses, as discussed above, an increase in depreciation and amortization and a restructuring charge of $0.8 million related to severance costs associated with a reduction in our workforce in July 2000.

FISCAL YEAR ENDED AUGUST 28, 1999 COMPARED TO FISCAL YEAR ENDED AUGUST 29, 1998

    The discussion below with respect to the fiscal year ended August 28, 1999 reflects, for the period after December 6, 1998, our acquisition of Sweet Factory and, for the period after June 7, 1999, our acquisition of Laura Secord.

    NET SALES. Consolidated net sales for fiscal 1999 were $196.8 million, an increase of $70.1 million, or 55.3%, from $126.7 million for fiscal 1998. The growth in sales was primarily the result of increased Company-operated retail sales resulting from the Sweet Factory and Laura Secord acquisitions, which accounted for $64.1 million, or 91.4%, of the increase in net sales. Net sales for fiscal 1999, without giving effect to the Sweet Factory and Laura Secord acquisitions, were $132.7 million, an increase of $6.0 million, or 4.7%, from $126.7 million for fiscal 1998. This increase was due primarily to growth in third-party retail sales. Consolidated Company-operated retail net sales for fiscal 1999 were $155.0 million, an increase of $63.5 million, or 69.4%, from $91.5 million for fiscal 1998. The Sweet Factory and Laura Secord acquisitions accounted for all of this increase. Company-operated retail net sales for fiscal 1999, without giving effect to the Sweet Factory and Laura Secord acquisitions, were $91.4 million, a decrease of $0.1 million, from $91.5 million for fiscal 1998. Consolidated third-party retail net sales for fiscal 1999 were $24.7 million, an increase of $6.5 million, or 35.7% from $18.2 million for fiscal 1998. This growth reflects increased third-party retail sales resulting from the Laura Secord acquisition and the continued results of management's strategy to expand third-party retail sales into new markets. Consolidated non-retail net sales were $17.0 million for fiscal 1999 and 1998.

    GROSS PROFIT. Consolidated gross profit for fiscal 1999 was $125.9 million, an increase of $43.1 million, or 52.1%, from $82.8 million for fiscal 1998. The Sweet Factory and Laura Secord acquisitions accounted for
$40.6 million, or 94.2%, of the increase. As a percentage of total net sales, consolidated gross profit decreased to 64.0% for fiscal 1999 from 65.4% for fiscal 1998. Gross profit for fiscal 1999, without giving effect to the Sweet Factory and Laura Secord acquisitions, was $85.3 million, an increase of $2.5 million, or 3.0%, from $82.8 million for fiscal 1998. This decrease was due primarily to reduced third-party retail sales. Gross profit as a percentage of net sales, without giving effect to the Sweet Factory and Laura Secord acquisitions, decreased to 64.3% for fiscal 1999 from 65.4% for fiscal 1998 due to a shift in mix towards lower gross margin sales.

    SELLING, GENERAL AND ADMINISTRATIVE. Consolidated SG&A expenses for fiscal 1999 were $101.9 million, an increase of $38.4 million, or 60.5%, from $63.5 million for fiscal 1998. The Sweet Factory and Laura Secord acquisitions accounted for $36.4 million, or 94.8%, of the increase. As a percentage of total net sales, consolidated SG&A expenses increased to 51.8% for fiscal 1999 from 50.1% for fiscal 1998. SG&A expenses for fiscal 1999, without giving effect to the Sweet Factory and Laura Secord acquisitions, were $65.5 million, an increase of $2.0 million, or 3.1%, from $63.5 million for fiscal 1998. This increase in SG&A expenses was due primarily to the growth in our non-retail channel. SG&A expenses as a percentage of net sales, without giving effect to the Sweet Factory and Laura Secord acquisitions, increased to 49.4% for fiscal 1999 from 50.1% for fiscal 1998.

    EBITDA. Consolidated EBITDA was $23.7 million for fiscal 1999, a decrease of $4.7 million, or 24.7%, from $19.0 million for fiscal 1998. The Sweet Factory and Laura Secord acquisitions accounted $4.0 million, or 85.1%, of the increase. As a percentage of total net sales, consolidated EBITDA was 12.0% for fiscal 1999 as compared to 15.0% for fiscal 1998. EBITDA for fiscal 1999, without giving effect to the Sweet Factory and Laura Secord acquisitions, was $19.7 million, an increase of $0.7 million, or 3.7%, from $19.0 million for fiscal 1998. EBITDA as a percentage of total net sales for fiscal 1999, without giving effect to the Sweet Factory and Laura Secord acquisitions, was 14.8% as compared to 15.0% for fiscal 1998.

    OPERATING INCOME (LOSS). Consolidated operating income for fiscal 1999 was $9.5 million, a decrease of $3.0 million, or 24.0%, from operating income of $12.5 million for fiscal 1998. The Sweet Factory and Laura Secord acquisitions accounted for $1.4 million of the decrease. Operating income for fiscal 1999, without giving effect to the Sweet Factory and Laura Secord acquisitions, was $10.9 million, a decrease of $1.6 million, or 12.8%, from income of $12.5 million for fiscal 1999. This decrease resulted primarily from an increase in amortization and SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

    Our liquidity requirements have arisen principally from various capital expenditures, seasonal and general working capital requirements and debt service obligations. We have satisfied these requirements during the past three fiscal years primarily with (1) long-term and seasonal borrowings, (2) the proceeds of the offerings of our senior secured notes, of which $170.0 million is currently outstanding, and (3) cash generated by operating activities. During fiscal 1998, 1999 and 2000, the net cash generated by (used in) operating activities was $4.2 million, $9.7 million and ($0.2) million, respectively.

    Inventories historically have represented our most significant working capital requirement and inventory levels fluctuate significantly during the year. Our ratio of inventories to net sales is typically highest during the fourth fiscal quarter when we experience lower seasonal demand for our products and begin to build inventories for our key sales periods. See "--Quarterly Results and Seasonality." Our acquisitions of Sweet Factory and Laura Secord have not materially changed this seasonal trend. Receivables have not been a material component of our working capital because sales through our Company-operated stores are made on a cash or credit card basis. As we continue to pursue a strategy to develop our third-party retail business with grocery stores, drug stores and other independent retailers, all of which typically pay vendors on 45 to 60 day terms or longer and which often require large shipments in order to roll-out product simultaneously in several markets, we expect our working capital needs relating to receivables and inventory to increase.

    Our capital expenditures, including capital lease obligations, for fiscal 1998, 1999 and 2000 were $4.6 million, $7.7 million and $11.1 million, respectively. Capital expenditures for fiscal 1998 related primarily to retail store development and renovation, purchases of manufacturing and distribution equipment and improvements in our management information systems. Capital expenditures for fiscal 1999 and 2000, excluding capital expenditures described in the paragraph below, related primarily to (1) the remodeling of existing Fannie May, Fanny Farmer and Sweet Factory stores, (2) improvements in our management information systems and (3) the remodeling and expansion of our Chicago facilities as a result of the Sweet Factory and Laura Secord acquisitions.

    In addition, we spent approximately $9.5 million in fiscal 1999 for various cost savings initiatives undertaken in connection with the consolidation of Sweet Factory's operations with our existing operations. Such expenditures included, among other things, severance payments to certain employees of Sweet Factory and expenditures to close Sweet Factory's facilities in San Diego, California and expand our facilities in Chicago, Illinois to integrate Sweet Factory's operations with our current operations. Also, in fiscal 2000, we paid a $750,000 renewal fee in order to extend our license of the Sweet Factory trademark for the ten-year period beyond the year 2000.

    On July 2, 1997, we entered into a revolving credit agreement. On July 30, 1999, we amended our revolving credit agreement and caused our Canadian subsidiary, Archibald Candy (Canada) Corporation, to enter into an additional related revolving credit agreement with a Canadian affiliate of the agent under our original credit agreement. The two credit agreements work together to provide for revolving loans to us and Archibald Candy (Canada) Corporation in an aggregate principal amount at any time not to exceed the lesser of
(1) $30.0 million (until December 31, 2000 and $20 million thereafter) and
(2) a borrowing base comprised primarily of a percentage of eligible accounts receivable, eligible inventory and some of our owned real properties. Archibald Candy (Canada) Corporation may separately borrow up to an aggregate principal amount not to exceed the lesser of (a) $5.0 million and (b) a borrowing base comprised primarily of a percentage of our eligible accounts receivable, eligible inventory and some of our owned real properties, provided that the aggregate amount of revolving loans under the two credit agreements together may not exceed $30.0 million (until December 31, 2000 and $20 million thereafter) .

    For the three months ended February 26, 2000 and May 27, 2000, we did not meet the fixed-charge coverage ratio or the leverage ratio requirements of the credit agreements, but obtained a waiver of these requirements from our lenders for such three-month periods only. Additionally, on June 30, 2000, we entered into an amendment to our credit agreements that adjusted the borrowing base calculation, which increased the amount available to borrow by approximately $4.0 million. On July 25, 2000, we entered into an additional amendment of our credit agreements that increased the borrowing availability from $25 million to $30 million until December 31, 2000 and to $20 million thereafter. The amendment requires the borrowings to be paid in full during the period beginning
December 26, 2000 and ending December 31, 2000. Management believes this requirement will be satisfied. As of August 26, 2000, our cash balance was $3.1 million and we had borrowings of approximately $18.5 million and letters of credit in the amount of $0.3 million outstanding under our revolving credit agreement while Archibald Candy (Canada) Corporation had no borrowings or letters of credit outstanding under its revolving credit agreement.

    Our credit agreements expire on April 15, 2001. We will need to extend or renew the credit agreements or obtain alternative financing to meet our seasonal working capital needs and other requirements for the period after April 15, 2001, including interest payments on our 10.25% senior secured notes.

    In addition, Holdings has certain dividend and redemption obligations for which we must generate the necessary funds. Holdings has the following three classes of preferred stock: Senior Preferred Stock, Junior Class A PIK Preferred Stock and Junior Class B PIK Preferred Stock. The Senior Preferred Stock was issued in 1991 in the original face amount of $10.0 million and is subject to mandatory redemption on August 31, 2001. The redemption value of the Senior Preferred Stock on August 31, 2001 will be approximately $12.7 million. The Junior Class A PIK Preferred Stock and the Junior Class B PIK Preferred Stock were issued in 1991 in the original face amounts of $7.0 million and $0.7 million, respectively. Both classes of Junior PIK Preferred Stock are subject to mandatory redemption on November 1, 2001. The redemption value of the Junior Class A PIK Preferred Stock and the Junior Class B PIK Preferred Stock on November 1, 2001 will be approximately $15.1 million and $1.5 million, respectively. All of the common stock of Holdings and all of the Junior Class A PIK Preferred Stock and Junior Class B PIK Preferred Stock is owned by the Jordan Company, TCW Capital or their respective affiliates.

    In order for Holdings to make such redemption payments, Holdings must cause us, to the extent permitted by the indenture, our credit agreements and law, to advance the necessary funds to Holdings by dividend or otherwise. Such advances, if paid, will reduce the funds available for our operations. To the extent that such funds are not available, whether due to the restrictions set forth in the indenture or our revolving credit agreements or otherwise, the failure to make required redemption payments (1) would trigger various provisions of Holdings' preferred and common stock, including provisions providing for a change of control of Holdings' and our Board of Directors and (2) could result in defaults under the indenture and our credit agreements.

    In light of the above debt service and dividend and redemption obligations, and in order to have sufficient funds to meet our projected capital expenditures and working capital requirements, we are exploring various alternatives, including extending and/or amending the credit agreements and refinancing the credit agreements, and pursuing other sources of capital. While management believes our financing requirements will be met, there can be no assurance that we will be able to accomplish any of these alternatives or that we will be able to do so on terms favorable to us.

    Instruments governing our indebtedness, including the indenture and our and Archibald Candy (Canada) Corporation's revolving credit agreements contain financial (including minimum EBITDA) and other covenants that restrict, among other things, our ability to make investments, loans and advances, pay dividends and make certain other restricted payments, incur additional indebtedness, incur liens, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets, consummate certain other asset sales and enter into certain transactions with affiliates. Our revolving credit facility prohibits, except in limited circumstances, us from making dividend payments or other distributions on our outstanding shares of capital stock if either (1) some defaults under our revolving credit facility have occurred and are continuing at the date of declaration, payment or making thereof or would result therefrom or (2) the indenture or the notes issued thereunder prohibit such distributions. The indenture provides that, except in limited circumstances, we will not, and will not permit any of our subsidiaries to, make dividend payments or other distributions on our outstanding shares of capital stock unless at the time of such distribution: (a) no default under the indenture has occurred and is continuing or would occur as a consequence thereof, (b) immediately after such distribution, we would comply with the interest coverage ratios set forth in the indenture and (c) such distributions do not exceed an amount determined by reference to a formula consisting primarily of prior distributions and payments, prior income and the proceeds from the sale of securities. In addition, our revolving credit facility requires us to comply with specified financial ratios, including minimum fixed charge coverage and maximum leverage ratios. The indenture prohibits the incurrence of indebtedness unless, among other things, we comply with minimum interest coverage ratios set forth in the indenture. Such limitations, together with our highly leveraged nature, could limit corporate and operating activities, including our ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

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

QUARTERLY RESULTS AND SEASONALITY

    Our sales and earnings are highly seasonal. Historically, our second and third fiscal quarters have generated the highest sales and profits due to increased consumer demand during the Christmas, Valentine's Day and Easter holiday seasons. Our sales generally have been lowest during the fourth fiscal quarter, reflecting reduced demand for our products during the summer months and resulting in an EBITDA loss in this period. We expect our Sweet Factory and Laura Secord sales to exhibit a similar seasonality. In light of the seasonality of our business, results for any interim period are not necessarily indicative of the results that may be realized for the full year. Our working capital requirements also fluctuate throughout the year based on our inventories in anticipation of sales. Such inventory requirements generally are highest during the first four months of each fiscal year as we increase our raw material and other inventories to accommodate anticipated product sales for the Christmas, Valentine's Day and Easter holiday seasons.

    The following table summarizes our net sales and EBITDA by quarter for fiscal 1999 and 2000 (including our Sweet Factory operations beginning in the second quarter of fiscal 1999 and our Laura Secord operations beginning in the fourth quarter of fiscal 1999). In the fourth quarter of fiscal year 2000, management identified certain adjustments which related to previous quarters and has adjusted EBITDA in the prior quarters of fiscal year 2000 to appropriately reflect these adjustments.

                            FIRST      SECOND     THIRD      FOURTH     FIRST      SECORD     THIRD      FOURTH
                           QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                            ENDED      ENDED      ENDED      ENDED      ENDED      ENDED      ENDED      ENDED
                           NOV. 28    FEB. 27,   MAY 29,    AUG. 28,   NOV. 27    FEB. 26,   MAY 27,    AUG. 26,
                             1998       1999       1999       1999       1999       2000       2000       2000
                           --------   --------   --------   --------   --------   --------   --------   --------
                                                          (DOLLARS IN THOUSANDS)
Net sales...............   $29,648    $81,455    $44,704    $40,982    $54,433    $100,943   $56,222    $39,716
EBITDA..................     1,465     22,474      3,353     (3,592)      (193)     25,008      (800)    (4,683)

    For the twelve-month period ended August 28, 1999, Sweet Factory had net sales of $75.7 million on a pro forma basis, of which net sales by quarter were approximately 22%, 29%, 23% and 26%, respectively. For the twelve-month period ended August 28, 1999, Laura Secord had net sales of $49.2 million on a pro forma basis, of which net sales by quarter were approximately 22%, 38%, 24% and 16%, respectively.

              ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The audited financial statements of Archibald Candy Corporation are included in this report beginning at page F-1.

             ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURES

    During fiscal 1999 and fiscal 2000, there has been no change in our accountants or any disagreement between our management and our accountants on any matter of accounting principles or practices or financial statement disclosures.

                                    PART III
            ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS AND MANAGEMENT EMPLOYEES

    The following table and summary below set forth certain information with respect to our directors and management employees as of August 26, 2000.*

NAME                                         AGE                POSITION WITH THE COMPANY
----                                        ------  --------------------------------------------------
Thomas H. Quinn...........................    53    Chairman of the Board and Chief Executive
                                                    Officer**
Ted A. Shepherd...........................    41    President and Chief Operating Officer, Director**
Richard J. Anglin.........................    45    Vice President, Chief Financial Officer and
                                                    Secretary**
Alan W. Petrik............................    47    Vice President--Supply Chain Management
Ricky L. Lelli............................    48    Vice President--Operations
Joseph Chipollini.........................    49    Vice President--Retail Operations
Nicholas Podoba...........................    54    Vice President--Human Resources
John W. Jordan II.........................    52    Director**
Adam E. Max...............................    42    Director, Vice President, Assistant Treasurer and
                                                      Assistant Secretary**
Jeffrey Rosen.............................    51    Director**

------------------------

* In September 2000, we hired Mr. Richard J. Anglin as our Vice President, Chief Financial Officer and Secretary. Brant Binder resigned as a director of both us and Holdings on October 24, 2000.

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

    MR. SHEPHERD has served as our President and Chief Operating Officer since 1996. Mr. Shepherd joined us in December 1993 as Vice President of the Specialty Division and was named Vice President of Sales and Marketing in 1995.
Mr. Shepherd has over 18 years of general management, sales and marketing experience in the confectionery industry. Prior to joining us, Mr. Shepherd worked for 11 years at Mars, Incorporated and affiliated entities, where he held a variety of sales, marketing and general management positions. Mr. Shepherd was elected a director on October 24, 2000.

    MR. ANGLIN was hired in September 2000 as our Vice President, Chief Financial Officer and Secretary. Mr. Anglin has over 16 years of financial and operational experience in the retail industry. Prior to joining us, Mr. Anglin worked for two years as Executive Vice President and Chief Financial Officer for Florsheim Group, Inc., two years as Vice President of Store Operations for Service Merchandise, and six years as Vice President of Operations and Chief Financial Officer for Mark Shale.

    MR. PETRIK has served as our Vice President of Supply Chain Management since June 2000. Mr. Petrik has been with us for 21 years and has held various senior management positions with us, including Vice President of Manufacturing and Vice President of Operations.

    MR. LELLI has served as our Vice President of Operations since 1997.
Mr. Lelli joined us in 1994 as Director of Manufacturing. Mr. Lelli has over 24 years of experience in the food processing industry. Prior to joining us, Mr. Lelli worked for five years at The Masterson Company, a confectionery company, where he served as Vice President of Manufacturing.

    MR. CHIPOLLINI has served as our Vice President of Retail Operations since April 1998. Mr. Chipollini joined us in April 1995 as East Coast Regional Manager. Prior to joining us, Mr. Chipollini worked for four years at Crystal Brands, where he served as a District Manager.

    MR. PODOBA has served as our Vice President of Human Resources since he joined us in October 1998. Mr. Podoba has over 25 years of experience in human resource management. Prior to joining us, Mr. Podoba worked for seven years at Northwestern Memorial Faculty Foundation, where he served as Director of Human Resources.

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

SHAREHOLDERS AGREEMENT

    All holders of Holdings' common stock are party to a shareholder's agreement, which contains provisions relating to our governance and the governance of Holdings. These provisions provide for, among other things, the election to each of our and Holdings' Boards of Directors of three directors nominated by affiliates of The Jordan Company and two directors nominated by affiliates of TCW Capital. Messrs. Jordan, Quinn and Max are the directors nominated by the affiliates of The Jordan Company. Mr. Rosen currently is the only director nominated by the affiliates of TCW Capital. On October 24, 2000, the Boards of Directors of Holdings and us expanded the number of their respective members from five to six and elected Mr. Shepherd to fill the newly created director position for each Board.

COMPENSATION

    We pay each of our directors a quarterly fee of $2,500. We also pay
Mr. Quinn a $52,000 consulting fee. See "Certain Transactions-Director's Consulting Fee and TCW Affiliates' Expense Reimbursement." We also reimburse directors for their travel and other expenses incurred in connection with attending meetings of the Board of Directors.

                        ITEM 11--EXECUTIVE COMPENSATION

    The following table sets forth certain information regarding compensation paid or accrued by us during each of the three most recent fiscal years to our chief executive officer and each of our other executive officers whose total annual salary and bonus exceeded $100,000 for each such fiscal year:

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM
                                                                                             COMPENSATION
                                                                                                AWARDS
                                                             ANNUAL COMPENSATION             ------------
                                                    --------------------------------------    SECURITIES
                                                                            OTHER ANNUAL      UNDERLYING
NAME AND PRINCIPAL POSITION                YEAR     SALARY($)   BONUS($)   COMPENSATION($)     SARS (#)
---------------------------              --------   ---------   --------   ---------------   ------------
Thomas H. Quinn........................    2000           --          --       $52,000(1)          --
  Chairman of the Board and                1999           --          --        52,000(1)          --
  Chief Executive Officer                  1998           --          --        52,000(1)          --

Ted A. Shepherd........................    2000     $300,000    $200,000        61,007(2)          --
  President and                            1999      271,667     350,000            --           9.75(3)
  Chief Operating Officer                  1998      235,000     200,000            --             --

Thomas G. Kasvin(4)....................    2000      181,212          --        79,908(5)        5.00(4)
  Vice President, Chief Financial
    Officer
  and Secretary

Donna M. Snopek(6).....................    2000       58,333      49,000        92,930(7)          --
  Vice President--Finance and
    Accounting                             1999      135,000      99,000            --           1.00
  and Secretary                            1998      121,167      67,500            --             --
  of Boxed Chocolate Brands

Richard J. Anglin(8)...................    2000           --          --            --             --
  Vice President, Chief Financial
    Officer
  and Secretary

------------------------

(1) Reflects a consulting fee we paid Mr. Quinn in each of fiscal 2000, 1999 and 1998 in lieu of salary. See "Certain Transactions--Director's Consulting Fee and TCW Affiliates' Expense Reimbursement."

(2) Represents value of 6.50 shares of Holdings' Class A Common Stock issued to Mr. Shepherd on August 31, 1999 pursuant to Holdings' 1999 Stock Bonus Plan. See "Holdings' 1999 Stock Bonus Plan."

(3) Holdings subsequently has converted all of Mr. Shepherd's SARs into an equivalent number of shares of Holdings' Class A Common Stock. See "Holdings' 1999 Stock Bonus Plan."

(4) Mr. Kasvin was hired in October 1999 to serve as Vice President, Chief Financial Officer and Secretary. His annual salary was $230,000 and he was granted five stock appreciation rights pursuant to Holdings' Stock Appreciation Rights Plan. In July 2000, Mr. Kasvin's employment was terminated. Upon such termination, Mr. Kasvin was provided three months severance to be paid over a three-month period in semi-monthly installments. In addition, the stock appreciation rights granted to Mr. Kasvin were terminated.

(5) Includes $40,542 of relocation costs associated with Mr. Kasvin's employment and $39,366 of severance and vacation costs associated with the termination of Mr. Kasvin's employment.

(6) Ms. Snopek's employment was terminated on January 28, 2000. In connection with such termination, we agreed to pay her salary in bi-monthly installments for the first year following January 28, 2000 and in the event that a bonus is paid to the senior management team for fiscal year 2000, she would be eligible for the prorated amount from August 29, 1999 to January 28, 2000. In addition, the four stock appreciation rights granted to Ms. Snopek were deemed fully vested.

(7) Represents severance and vacation costs associated with the termination of Ms. Snopek's employment.

(8) Mr. Anglin was hired in September 2000 as Vice President, Chief Financial Officer and Secretary. His annual salary is $210,000 and he was granted five stock appreciation rights, pursuant to Holdings' Stock Appreciation Rights Plan, none of which has yet vested.

HOLDINGS' STOCK APPRECIATION RIGHTS PLAN

    The Fannie May Holdings, Inc. Stock Appreciation Rights Plan was adopted by the Board of Directors of Holdings in October, 1991 to afford selected employees of Holdings and its subsidiaries an opportunity to participate in the potential economic appreciation of Holdings' consolidated common stock equity value. A total of 52.75 SARs are authorized for grant under the SAR Plan representing the economic equivalent of 52.75 shares, or 4.9%, of Holdings' Common Stock, on a fully diluted basis. As of August 26, 2000, 31.6667 SARs were outstanding under the SAR Plan, with 14 SARs issued to our current employees and the balance held by former employees.

    The SAR Plan is administered under the direction of the Board of Directors of Holdings. The Board selects the employees to receive SARs and the number of SARs subject to each such grant and determines the exercise of vesting schedule for each SAR granted. Pursuant to the SAR Plan, each SAR entitles the holder to surrender all or a portion thereof to Holdings upon the occurrence of any "Cash Out Event," as defined in the Plan, for a payment in an amount based upon the value of one share of Holdings' Common Stock, or a percentage thereof, determined with reference to the applicable Cash Out Event. In some cases, all such payments may be deferred if Holdings is not permitted to pay the same by the governing debt documents. The SAR Plan generally defines a Cash Out Event to include:

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

SAR GRANT IN FISCAL 2000

    The following table sets forth information with respect to SARs granted during fiscal 2000 by Holdings to our executive officers:

                                                     SAR GRANTS IN LAST FISCAL YEAR
                                            -------------------------------------------------
                                            NUMBER OF     % OF TOTAL
                                              SHARES         SARS       EXERCISE
                                            UNDERLYING    GRANTED TO    OR BASE                 GRANT DATE
                                               SARS      EMPLOYEES IN    PRICE     EXPIRATION    PRESENT
NAME                                         GRANTED     FISCAL YEAR     ($/SH)     DATE(2)      VALUE(3)
----                                        ----------   ------------   --------   ----------   ----------
Thomas G. Kasvin(1).......................     5.00           100%         $0             --        $0

------------------------

(1) Five SARs were granted to Mr. Kasvin in October 1999 pursuant to Holdings' Stock Appreciation Rights Plan. These SARs were terminated upon the termination of Mr. Kasvin's employment in July 2000.

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

AGGREGATED SAR EXERCISES IN FISCAL YEAR 2000 AND 2000 FISCAL YEAR-END SAR VALUES

    No SARs were exercised during fiscal 2000. As of August 26, 2000, none of our executive officers held SARs.

HOLDINGS' 1998 STOCK BONUS PLAN

    The Fannie May Holdings, Inc. 1998 Stock Bonus Plan was adopted by the Board of Directors of Holdings in August 1998 to promote the long-term success of Holdings and its subsidiaries by strengthening Holdings' ability to attract and retain highly competent management employees and to provide a means to encourage stock ownership and proprietary interests in Holdings. The 1998 Stock Bonus Plan provides for the issuance of the right to acquire shares of Holdings' Class A Common Stock to those management employees who can significantly enhance the long-term performance of Holdings and its subsidiaries and is intended to provide, in combination with other forms of compensation and benefits, a total compensation program which is competitive with the reward programs of other similar enterprises. No more than 33 shares of Holdings' Class A Common Stock may be issued under the 1998 Stock Bonus Plan. The 1998 Stock Bonus Plan terminates on July 1, 2008. The 1998 Stock Bonus Plan is administered under the direction of the Board of Directors of Holdings. The Board determines the management employees to receive shares of Holdings' Class A Common Stock under the 1998 Stock Bonus Plan, the number of shares to be granted, the consideration, if any, to be paid for such shares and the other terms and
conditions of any such issuances.   On August 31, 1999, Holdings issued an
additional 6.5 shares of its Class A Common Stock to Mr. Shepherd pursuant to the 1998 Stock Bonus Plan. As of August 26, 2000, Holdings has issued 26.25 shares in aggregate of its Class A Common Stock pursuant to the 1998 Stock Bonus Plan, all of which has been issued to Mr. Shepherd.

BENEFIT PLANS

    We sponsor two noncontributory defined benefit pension plans, one for eligible collective bargaining employees and one for eligible non-collective bargaining employees. Our employees are generally eligible to become participants in the applicable pension plan upon attaining age 21 and completing a 12-month period of service in which the employee works a minimum of one thousand hours. Participants become vested in their accrued benefits based on a three to seven year graded vesting schedule at the rate of 20% per year after three years of "vesting service," as defined in the pension plans. We make annual contributions to the pension plans in amounts determined by the actuary for the pension plans.

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

               ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

    Holdings owns all of our issued and outstanding capital stock. The following table sets forth certain information with respect to the beneficial ownership of the equity securities of Holdings as of August 26, 2000 by (1) each person who is known by us to beneficially own more than 5% of the outstanding shares of any class of Holdings' voting securities; (2) each of our directors and executive officers who own shares of Holdings' equity securities; and (3) all of our directors and executive officers, as a group, who own shares of Holdings' equity securities.

                                                                                          PERCENTAGE OF ALL
                                                                                             OUTSTANDING
                                                                  NUMBER     PERCENTAGE        VOTING
  NAME(1)                                   TITLE OF CLASS(2)   OF SHARES     OF CLASS      COMMON STOCK
  -------                                   -----------------   ----------   ----------   -----------------
  TCW Capital(3).........................    Class A Common     339.741000       47.1%          33.1%
  Jordan Industries, Inc.(4).............    Class A Common     151.128000       20.9           14.7
  JZ Equity Partners PLC(5)..............    Class A Common     100.752000       14.0            9.8
  WCT Investment Pte Ltd.(6).............    Class A Common      82.573000       11.4            8.0
  Mezzanine Capital(7)...................    Class A Common      21.069000        2.9            2.1
  Leucadia Investors, Inc.(8)............    Class C Common      65.788625       22.3            6.4
  John W. Jordan II(9)...................    Class A Common     151.128000       21.1           14.7
                                            Class C Common..     43.945960       14.9            4.3
  Thomas H. Quinn(10)....................    Class A Common     151.128000       20.9           14.7
                                            Class C Common..     31.582500       10.7            3.1
  Adam E. Max(11)........................    Class C Common      26.315450        8.9            2.6
  Ted A. Shepherd(12)....................    Class A Common      26.250000        3.6            2.6
  TCW Special Placements Fund III(7).....    Class D Common      10.000000      100.0            1.0
  All directors and executive officers of
    Holdings as a group(9)(10)...........    Class A Common     177.378000       24.6           17.3
                                            Class C Common..    101.843910       34.6            9.9

------------------------

 (1) For purposes herein, (a) affiliates of TCW Capital consist of the following: TCW Capital, WCT Investment Pte Ltd., Mezzanine Capital and TCW Special Placements Fund III; and (b) affiliates of The Jordan Company include, among others, the following: Jordan Industries, Inc., Leucadia Investors, Inc. JZ Equity Partners PLC, John W. Jordan II, Thomas H. Quinn and Adam E. Max; provided, that although an affiliate of The Jordan Company provides financial advisory services to JZ Equity Partners PLC, it is not otherwise affiliated with The Jordan Company.

 (2) As of August 26, 2000, there were outstanding (a) 721.513 shares of Holdings' Class A Common Stock, (b) no shares of Holdings' Class B Common Stock, (c) 294.737 shares of Holdings' Class C Common Stock and (d) 10 shares of Holdings' Class D Common Stock, aggregating to 1,026.25 outstanding shares of Holdings' Common Stock. Holdings' Class B Common Stock is non-voting, except as provided by law and in some other limited circumstances. Each of the other classes of Holdings' Common Stock has one vote per share for the election of directors and all other corporate matters, except as follows: (i) the holders of Holdings' Class C Common Stock, as a class, subject to the rights of holders of Holdings' Senior Preferred Stock and Class D Common Stock described below, may elect a director who is entitled to exercise 51% of the voting power of the Board of Directors of Holdings; (ii) upon the occurrence of some triggering events, including a failure by Holdings to redeem its Junior Class A PIK Preferred Stock on November 1, 2001, the holders of Holdings' Class D Common Stock, voting separately as a class, have the right to elect an additional director and such director shall have 51% of the voting power of the Board of Directors of Holdings, unless due to a failure by Holdings to make a dividend payment or a mandatory redemption payment with respect to its Senior Preferred Stock, whether or not such payment is legally permissible, the holders of Holdings' Senior Preferred Stock have elected a director who is entitled to exercise 51% of the voting power of the Board of Directors of Holdings; and (iii) some events, such as amendments to Holdings' certificate of incorporation or by-laws which adversely affect the rights of holders and some merger and consolidation transactions, require the approval of a majority of holders of each class voting separately as a class. No event has occurred which would give either the holders of Holdings' Class D Common Stock or Holdings' Senior Preferred Stock the right to elect a director who is entitled to exercise 51% of the voting power of the Board of Directors of Holdings. In addition, all holders of Holdings' Common Stock are parties to the shareholders agreement. See "Certain Transactions--Shareholders Agreement." As of August 26, 2000, there also were outstanding (A) 1,243.91682 shares of Holdings' Senior Preferred Stock, all of which is owned by our former owners through the Denton Thorne Trust A, the Denton Thorne Trust B and the Denton Thorne Trust C, (B) 518.4704 shares of Holdings' Junior Class A PIK Preferred Stock, approximately 36% of which is owned by affiliates of The Jordan Company and approximately 64% of which is owned by affiliates of TCW Capital, and (C) 51.8469 shares of Holdings' Junior Class B PIK Preferred Stock, approximately 80% of which is owned by affiliates of The Jordan Company. Holdings' certificate of incorporation provides that in the event that Holdings fails to (i) pay on any dividend payment date the full amount of dividends then accrued and unpaid on the Senior Preferred Stock or
     (ii) redeem all shares of Holdings' Senior Preferred Stock then outstanding on August 31, 2001, the Board of Directors of Holdings shall automatically be increased by one director and the holders of Holdings' Senior Preferred Stock shall have the right to elect an individual to fill such newly created directorship. The director elected by the holders of Holdings' Senior Preferred Stock would have 51% of the total voting power of the Board of Directors of Holdings.

 (3) The Class A Common Stock indicated as owned by TCW Capital is actually held as follows: (a) 311.408 shares are held in the name of TCW Special Placements Fund III; (b) 23.74 shares are held in the name of TCW Capital, as Investment Manager pursuant to an Investment Management Agreement dated as of April 18, 1990; and (c) 4.593 shares are held in the name of TCW Capital, as Investment Management pursuant to an Investment Management Agreement dated as of June 19, 1989. As of August 26, 2000, affiliates of TCW Capital owned 44.2% of the outstanding voting Holdings' Common Stock. As of August 26, 2000, affiliates of TCW Capital also owned approximately 64% of Holdings' Junior Class A PIK Preferred Stock. The principal address of TCW Capital is c/o Trust Company of the West, Representative Office, 200 Park Avenue, Suite 2200, New York, New York 10166.

 (4) As of August 26, 2000, Jordan Industries, Inc. and other affiliates of The Jordan Company also owned approximately 36% of Holdings' Junior Class A PIK Preferred Stock. The principal address of Jordan Industries, Inc. is Arbor Lake Center, 1751 Lake Cook Road, Suite 550, Deerfield, Illinois 60015.
     Mr. Jordan is Chairman of the Board and Chief Executive Officer of Jordan Industries, Inc. Mr. Quinn is President, Chief Operating Officer and a Director of Jordan Industries, Inc.

 (5) As of August 26, 2000, JZ Equity Partners PLC also owned 74.0672 shares of Holdings' Junior Class A PIK Preferred Stock. The principal address of JZ Equity Partners PLC is c/o The Jordan Company LLC, 767 Fifth Avenue, New York, New York 10153.

 (6) As of August 26, 2000, WCT Investment Pte Ltd. also owned 58.8734 shares of Holdings' Junior Class A PIK Preferred Stock. In connection with its acquisition in 1992 from affiliates of TCW Capital of shares of Holdings' Class A Common Stock and Junior Class A PIK Preferred Stock, WCT Investment Pte Ltd. granted an irrevocable proxy to TCW Special Placements Fund III for the purpose of approving or consenting to some actions by Holdings. The principal address of WCT Investment Pte Ltd. is c/o Government of Singapore Investment Corporation, 255 Shoreline Drive, Suite 600, Redwood City, California 94065.

 (7) Mezzanine Capital is affiliated with TCW Capital. As of August 26, 2000, Mezzanine Capital also owned 15.5931 shares of Holdings' Junior Class A PIK Preferred Stock. The principal address for each of Mezzanine Capital and TCW Special Placements Fund III is c/o TCW Special Placements Fund III, 865
     S. Figueroa St., Suite 1800, Los Angeles, California 90017.

 (8) As of August 26, 2000, Leucadia Investors, Inc. also owned 12.9617 shares of Holdings' Junior Class B PIK Preferred Stock. The principal address of Leucadia Investors, Inc. is 315 Park Avenue South, New York, New York 10010.

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

(11) As of August 26, 2000, Mr. Max also owned 5.1848 shares of Holdings' Junior Class B PIK Preferred Stock. The address of Mr. Max is c/o The Jordan Company LLC, 767 Fifth Avenue, New York, New York 10153.

(12) Mr. Shepherd's address is c/o Archibald Candy Corporation, 1137 West Jackson Boulevard, Chicago, Illinois 60607.

            ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT CONSULTING AGREEMENT

    On July 2, 1997, Holdings entered into a five year management consulting agreement with TJC Management Corp., pursuant to which TJC Management Corp. or its designee will receive a fixed fee for management, consulting and similar services in the amount of $364,000 per annum plus any out-of-pocket expenses and additional fees for any investment banking services rendered. In addition, affiliates of TCW investors will be paid $48,000 in aggregate per year as reimbursement of expenses. We believe that the terms of the management consulting agreement are comparable to the terms that we would obtain from disinterested third parties for comparable services. In fiscal 2000, Holdings paid or accrued $364,000 to TJC Management Corp. in management consulting fees, and $48,000 to affiliates of TCW Investors in reimbursement of expenses, in each case pursuant to the management consulting agreement.

TAX SHARING AND MANAGEMENT CONSULTING AGREEMENT

    On July 2, 1997, we entered into a tax sharing and management consulting agreement with Holdings, pursuant to which we pay or distribute to Holdings:

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

    - investment banking fees incurred by Holdings on our behalf with TJC Management Corp. in connection with (1) any future recapitalizations, acquisitions or any similar transaction, which fee shall not exceed 2% of the transaction value, and (2) any future financing transactions, which fee shall not exceed 1% of the transaction value;

    - amounts sufficient for Holdings to pay fees, expenses and indemnities to directors of Holdings in accordance with its bylaws and indemnification agreements; and

    - payments to or on behalf of Holdings in respect of franchise or similar taxes and governmental charges incurred by it relating to our business, operations or finances.

    We believe that the terms of the management services under the tax sharing and consulting agreement are comparable to the terms that we would obtain from disinterested third parties for comparable services. In fiscal 2000, we paid or accrued $412,000 to Holdings in management fees and expenses pursuant to our tax sharing and management consulting agreement.

PREFERRED STOCK

    As of August 26, 2000, affiliates of TCW Capital owned approximately 64% of the Junior Class A PIK Preferred Stock and affiliates of The Jordan Company owned approximately 36% of the Junior Class A PIK Preferred Stock and approximately 80% of the Junior Class B PIK Preferred Stock, all of which is subject to redemption on November 1, 2001.

DIRECTOR'S CONSULTING FEE AND TCW AFFILIATES' EXPENSE REIMBURSEMENT

    In each of fiscal 1998, 1999 and 2000, we paid or accrued to Mr. Quinn a consulting fee equal to $52,000 in lieu of a salary in exchange for services rendered to us. Mr. Quinn consulted with us with respect to our financial and business affairs, our relationships with our lenders and stockholders, and the operation and expansion of our business. Such fee is expected to continue in the future and is subject to reasonable increases. Pursuant to the tax sharing and management consulting agreement, affiliates of TCW Capital who are members of our Board of Directors receive $48,000 in the aggregate per year as reimbursement of expenses incurred in performing financial and management consulting services thereunder, including, but not limited to, any travel expense.

SHAREHOLDERS AGREEMENT

    The holders of Holdings' Common Stock are party to a shareholders agreement, which contains provisions relating to the governance of us and Holdings and restrictions on, and rights in the event of, the transfer of Holdings' Common Stock. Among other things, the shareholders agreement provides that, subject to limited exceptions, (1) the composition of our and Holdings' Board of Directors shall be identical and (2) the number of directors on our and Holdings' Board shall be six, with affiliates of The Jordan Company nominating three directors and affiliates of TCW Capital nominating two directors. On October 24, 2000, the Boards of Directors of Holdings and us expanded the number of their respective members from five to six and elected Mr. Shepherd to fill the newly created director position for each Board. The shareholders agreement also provides that upon the occurrence of some triggering events, unless affiliates of TCW Capital as holders of Holdings' Class D Common Stock have already elected a director with 51% of the voting power of the Board of Directors of Holdings, Holdings shall not, without the approval of 60% of the outstanding Holdings' Common Stock, other than Holdings' Class B Common Stock:

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

    In connection with its acquisition in 1992 from affiliates of TCW Capital of shares of Holdings' Class A Common Stock and Junior Class A PIK Preferred Stock, WCT Investment Pte Ltd. granted an irrevocable proxy to TCW Special Placement Fund III for the purpose of approving or consenting to some actions by Holdings, including mergers, consolidations, acquisitions or other entities, recapitalizations, issurances of equity securities and modifications of Holdings' business.

PROVISION OF SERVICES TO THE COMPANY

    Jordan Industries, Inc. owns 80% of PAMCO Printed Labels, which supplied approximately $517,000 and $916,000 of labels to us in fiscal 1999 and fiscal 2000, respectively. Mr. Quinn, our Chairman of the Board and Chief Executive Officer, is the President, Chief Operating Officer and a director of Jordan Industries, Inc. Mr. Jordan, one of our directors, is Chairman of the Board and Chief Executive Officer of Jordan Industries, Inc. We believe that the pricing and services provided by PAMCO are comparable to those that we would obtain from disinterested third parties for comparable services.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Form 10-K.

       1.  Report of Independent Auditors

           Balance Sheets as of August 28, 1999 and August 26, 2000.

           Statements of Operations for the years ended August 29, 1998, August 28, 1999 and August 26, 2000.

           Statement of Changes in Shareholder's Equity (Deficit) for the years ended August 29, 1998, August 28, 1999 and August 26, 2000.

           Statements of Cash Flows for the years ended August 29, 1998, August 28, 1999 and August 26, 2000.

           Notes to Financial Statements

       2.  Other Financial Information

           None

       3. The exhibits listed in the following "Index to Exhibits" are filed with this Form 10-K or incorporated by reference as set forth below.

    (b) The following reports on Form 8-K were filed during the fiscal quarter ended August 26, 2000.

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

         2.2            Amendment No. 1 dated as of December 7, 1998 to Agreement
                         and Plan or Reorganization by and among the Company, Sweet
                         Factory Acquisition Corp., Sweet Factory Group, Inc., Sweet
                         Factory, Inc., SF Candy Company, SF Properties, Inc. and
                         Weston Presidio Offshore Capital C.V., as representative of certain stockholders of Sweet Factory Group, Inc.
                         (incorporated by reference to Exhibit 2.2 to the Company's
                         Registration Statement on Form S-4, File No. 333-71925)

         2.3            Asset Purchase Agreement dated as of May 26, 1999 between
                         Nestle Canada Inc. and the Company (incorporated by
                         reference to Exhibit 2.1 to the Company's Current Report on
                         Form 8-K filed with the SEC on June 23, 1999)

         3.1            Amended and Restated Articles of Incorporation of the
                         Company (incorporated by reference to Exhibit 3.1 to the Company Registration Statement on Form S-1, File
                         No. 333-33751)

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

         4.5            Third Supplemental Indenture dated as of March 23, 2000
                         among the Company, the Guarantor Subsidiaries and The Bank of New York, as Trustee

         4.6            Registration Rights Agreement dated as of July 2, 1997
                         between the Company and Jefferies & Company, Inc. and First
                         Chicago Capital Markets, Inc. (incorporated by reference to
                         Exhibit 4.5 to the Company's Registration Statement on
                         Form S-1, File No. 333-33751)

         4.7            Second Amended and Restated Pledge and Security Agreement
                         dated as of June 8, 1999 between the Company, the Guarantor
                         Subsidiaries and The Bank of New York, as Trustee
                         (incorporated by reference to Exhibit 4.6 to the Company's
                         Registration Statement on Form S-4, File No. 333-84685)

         4.8            Second Amended and Restated Intellectual Property Security
                         Agreement dated as of June 8, 1999 between the Company, the Guarantor Subsidiaries and The Bank of New York, as
                         Trustee (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-4, File
                         No. 333-84685)

         4.9            Amended and Restated Guaranty dated as of June 8, 1999 by
                         each of the Guarantor Subsidiaries (incorporated by reference to Exhibit 4.8 to the Company's Registration
                         Statement on Form S-4, File No. 333-84685)

         4.10           Mortgage, Security Agreement of Leases and Rents, Fixture
                         Filing and Financing Statement dated July 2, 1997 relating to the Company's Chicago, Illinois manufacturing and
                         headquarters facility (incorporated by reference to
                         Exhibit 4.8 to the Company's Registration Statement on
                         Form S-1, File No. 333-33751)

         4.11           First Amendment to Mortgage, Security Agreement, Assignment
                         of Leases and Rents, Fixture Filing and Financing Statement
                         dated as of December 7, 1998 relating to the Company's
                         Chicago, Illinois manufacturing and headquarters facility
                         (incorporated by reference to Exhibit 4.8 to the Company's
                         Registration Statement on Form S-4, File No. 333-71925)

         4.12           Second Amendment to Mortgage, Security Agreement, Assignment
                         of Leases and Rents, Fixture Filing and Financing Statement
                         dated as of June 8, 1999 relating to the Company's Chicago,
                         Illinois manufacturing and headquarters facility
                         (incorporated by reference to Exhibit 4.11 to the Company's
                         Registration Statement on Form S-4, File No. 333-84685)

         4.13           Correction of Mortgage, Security Agreement, Assignment of
                         Leases and Rents, Fixture Filing and Financing Statement dated as of July 19, 2000 by The Bank of New York, as
                         Trustee, relating to the Company's Chicago, Illinois manufacturing and headquarters facility

         4.14           Open-End Mortgage, Security Agreement, Assignment of Leases
                         and Rents, Fixture Filing and Financing Statement dated
                         July 2, 1997 related to the Company's Bensalem,
                         Pennsylvania warehouse and distribution facility
                         (incorporated by reference to Exhibit 4.9 to the Company's
                         Registration Statement on Form S-1, File No. 333-33751)

EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBIT
------                  ----------------------
         4.15           First Amendment to Open-End Mortgage, Security Agreement,
                         Assignment of Leases and Rents, Fixture Filing and
                         Financing Statement dated as of December 7, 1998 relating
                         to the Company's Bensalem, Pennsylvania warehouse and
                         distribution facility (incorporated by reference to
                         Exhibit 4.10 to the Company's Registration Statement on
                         Form S-4, File No. 333-71925)

         4.16           Second Amendment to Open-End Mortgage, Security Agreement,
                         Assignment of Leases and Rents, Fixture Filing and
                         Financing Statement dated as of June 8, 1999 relating to the Company's Bensalem, Pennsylvania warehouse and distribution facility (incorporated by reference to Exhibit 4.14 to the Company's Registration Statement on
                         Form S-4, File No. 333-84685)

         4.17           Amended and Restated Credit Agreement dated as of July 2,
                         1997 among the Company, the lenders signatory thereto and
                         The First National Bank of Chicago, as Agent (incorporated by reference to Exhibit 4.10 to the Company's Registration
                         Statement on Form S-1, File No. 333-33751)

         4.18           Amendment No. 1 to Amendment and Restated Credit Agreement
                         dated as of December 7, 1998 among the Company, the lenders signatory thereto and The First National Bank of Chicago,
                         as Agent (incorporated by reference to Exhibit 4.12 to the
                         Company's Registration Statement on Form S-4, File
                         No. 333-71925)

         4.19           Waiver and Amendment No. 2 to Amended and Restated Credit
                         Agreement dated as of June 8, 1999 by and among the Company, the lenders signatory thereto and The First
                         National Bank of Chicago, as Agent (incorporated by reference to Exhibit 4.17 to the Company's Registration
                         Statement on Form S-4, File No. 333-84685)

         4.20           Amendment No. 3 to Amended and Restated Credit Agreement
                         dated as of July 30, 1999 by and among the Company, the lenders signatory thereto and The First National Bank of Chicago, as Agent (incorporated by reference to Exhibit 4.18 to the Company's Registration Statement on
                         Form S-4, File No. 333-84685)

         4.21           Waiver to Amended and Restated Credit Agreement dated as of
                         March 23, 2000 by and among the Company, the lenders
                         signatory thereto and Bank One, NA, as Agent (incorporated by reference to Exhibit 4.23 to the Company's Form 10-Q for the quarterly period ended February 26, 2000)

         4.22           Amendment No. 4 to Amended and Restated Credit Agreement
                         dated as of June 30, 200 by and among the Company, the
                         lenders signatory thereto and Bank One, NA, as Agent
                         (incorporated by reference to Exhibit 4.1 to the Company's
                         Form 10-Q for the quarterly period ended May 27, 2000)

         4.23           Waiver to Amended and Restated Credit Agreement dated as of
                         July 10, 2000 by and among the Company, the lenders
                         signatory thereto and Bank One, NA, as Agent (incorporated by reference to Exhibit 4.2 to the Company's Form 10-Q for the quarterly period ended May 27, 2000)

         4.24           Amendment No. 5 to the Amended and Restated Credit Agreement
                         dated as of July 25, 2000 by and among the Company, the
                         lenders signatory thereto and Bank One, NA, as Agent

         4.25           Credit Agreement dated as of July 30, 1999 among Archibald
                         Candy (Canada) Corporation and First Chicago NBD Bank,
                         Canada (incorporated by reference to Exhibit 4.19 to the Company's Registration Statement on Form S-4, File
                         No. 333-84685)

         4.26           Waiver to Credit Agreement dated as of March 23, 2000 by and among Archibald Candy (Canada) Corporation and Bank One
                         Canada (incorporated by reference to Exhibit 4.24 to the
                         Company's Form 10-Q for the quarterly period ended February
                         26, 2000)

EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBIT
------                  ----------------------
         4.27           Waiver to Credit Agreement dated as of July 10, 2000 by and among Archibald Candy (Canada) Corporation and Bank One
                         Canada

         4.28           Participation Agreement dated as of July 30, 1999 by and
                         among the Company, Archibald Candy (Canada) Corporation,
                         The First National Bank of Chicago, Fleet Business Credit
                         Corporation and First Chicago, NBD Bank, Canada
                         (incorporated by reference to Exhibit 4.20 to the Company's
                         Registration Statement on Form S-4, File No. 333-84685)

         4.29           Form of SAR Agreements (incorporated by reference to
                         Exhibit 4.12 to the Company's Registration Statement on
                         Form S-1, File No. 333-33751)

         4.30           Lease dated April 17, 1997 between Chicago Midway Joint
                         Venture, as landlord, and the Company, as tenant, relating to the Company's Chicago, Illinois warehouse and
                         distribution facility (incorporated by reference to
                         Exhibit 4.13 to the Company's Registration Statement on
                         Form S-1, File No. 333-33751)

        10.1            Indemnification Agreement dated as of July 2, 1997 between the Company and each of its then current directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on
                         Form S-1, File No. 333-33751)

        10.2            Indemnification Agreement dated as of November 1, 1998
                         between the Company and Brant Binder (incorporated by reference to Exhibit 10.2 to the Company's Registration
                         Statement on Form S-4, File No. 333-71925)

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

        10.7            Second Amendment to Shareholders Agreement dated as of
                         July 31, 2000 among the holders of the Company's common stock

        10.8            Tax Sharing and Management Consulting Agreement dated as of
                         July 2, 1997 between the Company and Holdings (incorporated by reference to Exhibit 10.4 to the Company's Registration
                         Statement on Form S-1, File No. 333-33751)

        10.9            Management Consulting Agreement between Holdings and TJC
                         Management Corp. dated as of July 2, 1997 (incorporated by reference to Exhibit 10.5 to the Company's Registration
                         Statement on Form S-1, File No. 333-33751)

        10.10           Supply Agreement dated February 11, 1997 between the Company and Nestle Food Company (incorporated by reference to
                         Exhibit 10.6 to the Company's Registration Statement on
                         Form S-1, File No. 333-33751)

EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBIT
------                  ----------------------
        10.11           Supply Agreement dated June 24, 1997 between the Company and
                         ADM Cocoa (incorporated by reference to Exhibit 10.7 to the
                         Company's Registration Statement on Form S-1, File
                         No. 333-33751)

        10.12           Supply Agreement dated January 22, 1997 between the Company and Grace Cocoa Chocolate Americas (incorporated by
                         reference to Exhibit 10.8 to the Company's Registration
                         Statement on Form S-1, File No. 333-33751)

        10.13           Supply Agreement dated September 5, 1996 between the Company and The Western Sugar Company (incorporated by reference to
                         Exhibit 10.9 to the Company's Registration Statement on
                         Form S-1, File No. 333-33751)

        10.14           Supply Agreement dated March 25, 1997 between the Company
                         and Cerestar USA, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on
                         Form S-1, File No. 333-33751)

        10.15           Fannie May Holdings, Inc. 1998 Stock Bonus Plan
                         (incorporated by reference Exhibit 10.11 to the Company's
                         Form 10-K for the fiscal year ended August 29, 1998)

        10.16           Executive Subscription Agreement dated as of September 30,
                         1998 between Holdings and Ted A. Shepherd (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for
                         the fiscal year ended August 29, 1998)

        10.17           Co-Pack Agreement dated as of June 8, 1999 between Nestle
                         Canada Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 23, 1999)

        10.18           Supply Agreement dated as of June 8, 1999 between Nestle
                         Canada Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 23, 1999)

        10.19           Executive Subscription Agreement dated as of August 31, 1999 between Holdings and Ted A. Shepherd (incorporated by
                         reference to Exhibit 10.18 to the Company's Form 10-K for
                         the fiscal year ended August 29, 1998)

        12.1            Statement re: Computation of Earnings to Fixed Charges

        21.1            Subsidiaries of the Company

        27.1            Financial Data Schedule

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ARCHIBALD CANDY CORPORATION
  Report of Independent Auditors............................    F-2
  Consolidated Balance Sheets as of August 28, 1999 and
    August 26, 2000.........................................    F-3
  Consolidated Statements of Operations for the years ended
    August 29, 1998, August 28, 1999, and August 26, 2000...    F-4
  Consolidated Statement of Changes in Shareholder's Equity
    (Deficit) for the years ended August 29, 1998, August
    28, 1999, and August 26, 2000...........................    F-5
  Consolidated Statements of Cash Flows for the years ended
    August 29, 1998, August 28, 1999, and August 26, 2000...    F-6
  Notes to Consolidated Financial Statements................    F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors

Archibald Candy Corporation

    We have audited the accompanying consolidated balance sheets of Archibald Candy Corporation as of August 28, 1999 and August 26, 2000, and the related consolidated statements of operations, changes in shareholder's equity (deficit), and cash flows for the years ended August 29, 1998, August 28, 1999, and August 26, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the 1998, 1999, and 2000 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Archibald Candy Corporation as of August 28, 1999 and August 26, 2000, and the consolidated results of its operations and its cash flows for the years ended August 29, 1998, August 28, 1999, and August 26, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

November 17, 2000

Chicago, Illinois

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

                          CONSOLIDATED BALANCE SHEETS

                   AS OF AUGUST 28, 1999 AND AUGUST 26, 2000

                                                                 1999         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  6,908     $  3,120
  Accounts receivable, net..................................      3,591        1,433
  Inventories...............................................     38,554       42,787
  Prepaid expenses and other current assets.................      3,048        3,355
                                                               --------     --------
Total current assets........................................     52,101       50,695

Property, plant, and equipment, net.........................     51,163       52,149
Goodwill, less accumulated amortization of $9,967 ($7,951 in
  1999).....................................................     71,382       70,938
Noncompete agreements and other intangibles, less
  accumulated amortization of $553 ($491 in 1999)...........        402          778
Deferred financing fees, less accumulated amortization of
  $4,212 ($2,169 in 1999)...................................      9,071        7,252
Investment in joint venture.................................      1,934        1,737
Other assets................................................      2,234        1,314
                                                               --------     --------
Total assets................................................   $188,287     $184,863
                                                               ========     ========

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Revolving line of credit..................................   $  8,000     $ 18,500
  Accounts payable..........................................     14,994       17,130
  Accrued liabilities.......................................      5,115        4,989
  Payroll and related liabilities...........................      3,331        3,141
  Accrued interest..........................................      2,954        3,263
  Current portion of capital lease obligations..............        246           49
                                                               --------     --------
Total current liabilities...................................     34,640       47,072
Due to affiliate............................................        344           40
Long-term debt..............................................    170,000      170,000
Deferred rent...............................................      1,750        1,474
Capital lease obligations, less current portion.............         89           11
Shareholder's equity (deficit):
  Common stock, $0.01 par value:
    Authorized--25,000 shares
    Issued and outstanding--19,200 shares
  Additional paid-in-capital................................     18,700       18,700
  Accumulated deficit.......................................    (37,239)     (52,587)
  Other comprehensive income................................          3          153
                                                               --------     --------
Total shareholder's equity (deficit)........................    (18,536)     (33,734)
                                                               --------     --------
Total liabilities and shareholder's equity (deficit)........   $188,287     $184,863
                                                               ========     ========

SEE ACCOMPANYING NOTES.

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

        YEARS ENDED AUGUST 29, 1998, AUGUST 28, 1999 AND AUGUST 26, 2000

                                                                1998       1999       2000
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Net sales...................................................  $126,742   $196,789   $251,314
Cost of sales, excluding depreciation and amortization......    43,978     70,879     95,334
Selling, general, and administrative expenses...............    63,478    101,935    135,468
Depreciation and amortization expense.......................     4,600     10,513     11,020
Amortization of goodwill and other intangibles..............     1,633      3,442      4,846
Restructuring expense.......................................        --         --        780
Management fees and other fees..............................       514        525        519
Share of loss in joint venture..............................        --         30        195
                                                              --------   --------   --------
Operating income............................................    12,539      9,465      3,152

Other (income) and expense:
  Interest expense..........................................    10,346     13,831     19,454
  Interest income...........................................    (1,194)      (658)      (877)
  Other income and expense..................................      (192)      (256)      (207)
                                                              --------   --------   --------

Income (loss) before income taxes...........................     3,579     (3,452)   (15,218)
Provision for income taxes..................................       276        143        130
                                                              --------   --------   --------

Net Income (loss)...........................................  $  3,303   $ (3,595)  $(15,348)
                                                              ========   ========   ========

SEE ACCOMPANYING NOTES.

                          ARCHIBALD CANDY CORPORATION
             WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (DEFICIT)

                             (DOLLARS IN THOUSANDS)

                                         COMMON STOCK
                                    -----------------------   ADDITIONAL                     OTHER            TOTAL
                                    NUMBER OF                  PAID-IN     ACCUMULATED   COMPREHENSIVE    SHAREHOLDER'S
                                     SHARES       AMOUNT       CAPITAL       DEFICIT        INCOME       EQUITY (DEFICIT)
                                    ---------   -----------   ----------   -----------   -------------   ----------------
Balance at August 30, 1997........   19,200     $       --      $18,700      $(35,319)        $ --            $(16,619)
Net income........................       --             --           --         3,303           --               3,303
Distribution under tax-sharing
  agreement.......................       --             --           --        (1,628)          --              (1,628)
                                     ------     -----------     -------      --------         ----            --------

Balance at August 29, 1998........   19,200             --       18,700       (33,644)          --             (14,944)
Comprehensive loss:
  Net loss........................       --             --           --        (3,595)          --              (3,595)
  Foreign currency translation
    adjustment....................       --             --           --            --            3                   3
                                     ------     -----------     -------      --------         ----            --------
    Total.........................       --             --           --        (3,595)           3              (3,592)
                                     ------     -----------     -------      --------         ----            --------

Balance at August 28, 1999........   19,200             --       18,700       (37,239)           3             (18,536)
Comprehensive loss:
  Net loss........................       --             --           --       (15,348)          --             (15,348)
  Foreign currency translation
    adjustment....................       --             --           --            --          150                 150
                                     ------     -----------     -------      --------         ----            --------

    Total.........................       --             --           --       (15,348)         150             (15,198)
                                     ------     -----------     -------      --------         ----            --------

Balance at August 26, 2000........   19,200     $       --      $18,700      $(52,587)        $153            $(33,734)
                                     ======     ===========     =======      ========         ====            ========

SEE ACCOMPANYING NOTES.

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

        YEARS ENDED AUGUST 29, 1998, AUGUST 28, 1999 AND AUGUST 26, 2000

                                                                1998       1999       2000
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES

Net income (loss)...........................................  $  3,303   $(3,595)   $(15,348)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................     6,233    13,955      15,866
  Share of loss in joint venture............................        --        30         195
  Changes in operating assets and liabilities:
    Accounts receivable, net................................      (804)   (1,550)      2,158
    Due to affiliate........................................     1,429      (260)       (304)
    Inventories.............................................    (5,637)   (6,489)     (4,233)
    Prepaid expenses and other current assets...............       (39)     (486)       (307)
    Other assets............................................      (805)     (401)        (42)
    Accounts payable, accrued liabilities and deferred
      rent..................................................       526     8,490       1,855
                                                              --------   -------    --------
Net cash provided by (used in) operating activities.........     4,206     9,694        (160)

INVESTING ACTIVITIES

Purchase of property, plant, and equipment..................    (4,574)   (7,703)    (11,107)
Acquisitions, net of cash acquired..........................      (135)  (78,924)     (1,922)
Sweet Factory license payment...............................        --        --        (750)
                                                              --------   -------    --------
Net cash used in investing activities.......................    (4,709)  (86,627)    (13,779)

FINANCING ACTIVITIES

Proceeds from long-term debt................................        --    70,000          --
Net increase in revolving line of credit....................        --     8,000      10,500
Payments of capital lease obligations.......................      (376)     (123)       (275)
Costs related to loan agreements............................      (213)   (7,120)       (224)
Distribution under tax-sharing agreement....................    (1,628)       --          --
                                                              --------   -------    --------

Net cash provided by (used in) financing activities.........    (2,217)   70,757      10,001
Effect of exchange rates on cash............................        --         3         150
                                                              --------   -------    --------
Net decrease in cash and cash equivalents...................    (2,720)   (6,173)     (3,788)
Cash and cash equivalents at beginning of year..............    15,801    13,081       6,908
                                                              --------   -------    --------
Cash and cash equivalents at end of year....................  $ 13,081   $ 6,908    $  3,120
                                                              ========   =======    ========

SUPPLEMENTAL SCHEDULE OF CASH TRANSACTIONS

Interest paid...............................................  $ 10,261   $11,948    $ 18,268
                                                              ========   =======    ========

SEE ACCOMPANYING NOTES

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 26, 2000
                             (DOLLARS IN THOUSANDS)

1.  DESCRIPTION OF BUSINESS ACQUISITIONS AND BASIS OF PRESENTATION

    Archibald Candy Corporation (Archibald) and its subsidiaries (collectively, the Company) are manufacturers and retailers of boxed chocolates and other confectionery items. The Company sells its Fannie May, Fanny Farmer, Sweet Factory, and Laura Secord candies in 705 Company-operated stores and approximately 9,300 third-party retail outlets as well as through quantity order, mail-order, and fund-raising programs in the United States and Canada.

    The accompanying consolidated financial statements include the accounts of Archibald and its subsidiaries, Sweet Factory Group, Inc. and subsidiaries and Archibald Candy (Canada) Corporation. All significant intercompany balances and transactions have been eliminated.

    On December 7, 1998, Archibald acquired all of the capital stock of Sweet Factory Group, Inc. for $27 million and the assumption of approximately
$10 million in debt. On June 8, 1999, Archibald's newly-incorporated subsidiary, Archibald Candy (Canada) Corporation, a Canadian company, acquired certain assets and liabilities from Laura Secord, Inc. for approximately $44 million. Both acquisitions were accounted for under the purchase method. The following summarizes the purchase price allocation and cash paid:

Book value of assets acquired...............................  $43,933
Goodwill and other intangibles..............................   44,714
Liabilities assumed.........................................   (7,801)
                                                              -------
Cash paid...................................................  $80,846
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

    The Company's fiscal year-end is the last Saturday in August. The fiscal years ended August 29, 1998, August 28, 1999, and August 26, 2000 each had 52 weeks.

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

ADVERTISING COSTS

    The Company expenses advertising costs as incurred, except for the costs associated with the development of print advertising which are deferred and expensed upon first showing. Advertising expense was $3,051, $3,807, and $5,865 for 1998, 1999, and 2000, respectively. At August 28, 1999 and August 26, 2000, the Company had $246 and $272, respectively, of print advertising costs which are included in prepaids and other current assets in the accompanying balance sheets.

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FOREIGN CURRENCY TRANSLATION

    The Company's foreign subsidiaries use the local currency as their functional currency. Accordingly, assets and liabilities are translated into the reporting currency using exchange rates at the balance sheet date and income statement amounts are translated using average exchange rates during the year. Adjustments as a result of translation are classified as a component of other comprehensive income. Gains and losses resulting from transactions denominated in a currency other than the functional currency are included in income.

SEGMENT REPORTING

    Based upon the requirements of generally accepted accounting principles, the Company has determined that it operates in one segment.

RECLASSIFICATIONS

    Certain amounts in the 1998 and 1999 financial statements have been reclassified to conform with the 2000 presentation.

3.  INVENTORIES

    Inventories at August 28, 1999 and August 26, 2000, are comprised of the following:

                                                              1999       2000
                                                            --------   --------
Raw materials.............................................  $13,557    $14,492
Work-in process...........................................      333        304
Finished goods............................................   24,664     27,991
                                                            -------    -------
                                                            $38,554    $42,787
                                                            =======    =======

4.  PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment at August 28, 1999 and August 26, 2000, are comprised of the following:

                                                              1999       2000
                                                            --------   --------
Land......................................................  $ 3,539    $ 3,539
Machinery and equipment...................................   23,336     30,267
Construction in progress..................................      945      1,229
Buildings and improvements................................   17,813     18,234
Furniture and fixtures....................................    8,405     10,552
Leasehold improvements....................................   38,527     40,903
                                                            -------    -------
                                                             92,565    104,724
Less: Accumulated depreciation............................  (41,402)   (52,575)
                                                            -------    -------
                                                            $51,163    $52,149
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

    The net periodic pension cost recognized as expense for the years ended August 29, 1998, August 28, 1999, and August 26, 2000, consists of the following:

                                                         1998       1999       2000
                                                       --------   --------   --------
Service cost.........................................  $   369     $ 446      $ 507
Interest cost........................................      396       414        501
Return on plan assets................................      114      (572)      (664)
Other................................................     (747)       36        (15)
                                                       -------     -----      -----
                                                       $   132     $ 324      $ 329
                                                       =======     =====      =====

    The following table sets forth the changes in benefit obligation for the years ended August 29, 1998, August 28, 1999, and August 26, 2000:

                                                       1998       1999       2000
                                                     --------   --------   --------
Benefit obligation at beginning of year............   $4,971    $ 6,287     $5,309
Service cost.......................................      369        446        507
Interest cost......................................      396        414        501
Actuarial (gain) loss..............................    1,221     (1,267)        37
Plan amendments....................................       --         --      1,020
Benefits paid......................................     (670)      (571)      (847)
                                                      ------    -------     ------
Benefit obligation at end of year..................   $6,287    $ 5,309     $6,527
                                                      ======    =======     ======

    The following table sets forth the changes in plan assets for the years ended August 29, 1998, August 28, 1999 and August 26, 2000:

                                                        1998       1999       2000
                                                      --------   --------   --------
Fair value of plan assets at beginning of year......   $6,980     $6,420     $7,327
Actual return on plan assets........................      110      1,478        997
Employee contributions..............................       --         --         50
Benefits paid.......................................     (670)      (571)      (847)
                                                       ------     ------     ------
Fair value of plan assets at end of year............   $6,420     $7,327     $7,527
                                                       ======     ======     ======

    The following table reconciles the plans' funded status and amounts recognized in the Company's consolidated balance sheets at August 28, 1999 and August 26, 2000:

                                                                1999       2000
                                                              --------   --------
Funded status at year-end...................................   $2,042     $1,000
Unrecognized prior service cost.............................       --        942
Unrecognized (gain) loss....................................   (1,452)    (1,619)
                                                               ------     ------
Pension asset recorded as a long-term asset.................   $  590     $  323
                                                               ======     ======

                          ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  BENEFIT PLANS (CONTINUED)
    The assumptions used in determining the present value of benefits were:

                                                                1999       2000
                                                              --------   --------
Discount rate...............................................    8.0%       8.0%
Expected rate of return on assets...........................    9.0        9.0
Rate of increase in compensation............................    4.0        4.0

    The Company also maintains 401(k) and profit-sharing trust plans for substantially all employees. The Company contributes to the Plans a discretionary amount as approved by the Board of Directors. In 1998, 1999, and 2000, the total Company expense related to the Plans was $75.

    Substantially, all of the Company's Canadian employees participate in a multi-employer defined benefit pension plan. The Company's expense related to this plan was $34 and $207 in 1999 and 2000, respectively.

6.  LEASES

    The Company leases the majority of its retail stores under operating leases. Rent expense, for the years ended August 29, 1998, August 28, 1999 and
August 26, 2000 consisted of the following:

                                                      1998       1999       2000
                                                    --------   --------   --------
Fixed minimum.....................................   $7,746    $17,428    $24,195
Rent based on percentage of sales.................      548        627        578
                                                     ------    -------    -------
                                                     $8,294    $18,055    $24,773
                                                     ======    =======    =======

    Future minimum lease payments required under the noncancelable leases having lease terms in excess of one year at August 26, 2000, are as follows:

                                                           OPERATING   CAPITAL
                                                           ---------   --------
2001.....................................................   $23,504    $    52
2002.....................................................    21,215          4
2003.....................................................    17,441          3
2004.....................................................    12,797          3
2005.....................................................     9,072          3
Thereafter...............................................    15,560          2
                                                            -------    -------
                                                             99,589         67
Interest.................................................        --         (7)
                                                            -------    -------
                                                            $99,589    $    60
                                                            =======    =======

                          ARCHIBALD CANDY CORPORATION

            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  DEBT

    At August 28, 1999 and August 26, 2000, the Company had $170 million of senior secured notes.

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

    The Company may redeem the senior secured notes, in whole or in part, at a redemption price of 105.125% beginning July 1, 2001, 102.563% in the year beginning July 1, 2002, and 100% beginning July 1, 2003. During the term of the indenture, in the event of a change in control, whereby there is a sale or transfer of substantially all the Company's assets or stock, a merger, consolidation, or certain changes in the Board of Directors, the Company is required to repurchase all the senior secured notes at a purchase price of 101%.

    On July 2, 1997, the Company entered into a revolving credit agreement. The agreement, as amended, provides for borrowings up to the lesser of
(1) $30.0 million and (2) a borrowing base comprised primarily of a percentage of eligible accounts receivable, eligible inventory and some of the Company's owned real properties. The agreement expires on April 15, 2001. The agreement requires the borrowings to be paid in full during the period beginning
December 26, 2000 and ending December 31, 2000 and on January 1, 2001 the borrowing availability becomes $20 million. As of August 26, 2000, the Company's cash balance was $3.1 million and the Company had borrowings of approximately $18.5 million and letters of credit in the amount of $0.3 million outstanding. Borrowings under the agreement bear interest at prime (9.5% at August 26, 2000) plus 3.5% or the Eurodollar rate (6.62% at August 26, 2000 for 30 day borrowings), plus 2.25%. The agreement provides for a commitment fee of .5% per annum.

    The credit agreement is collateralized by the Company's accounts receivable, certain inventories, and certain properties, as defined. The credit agreement contains financial covenants (minimum EBITDA and maximum capital expenditures), covenants that restrict, among other things, dividends, loans, prepayment of indebtedness, incurrence of additional indebtedness, granting liens, the sale of assets, certain transactions with affiliates, mergers, consolidations, or the sale of all or a substantial part of the Company's property.

    The carrying amounts reported on the balance sheet for debt at August 28, 1999 approximates fair value. At August 26, 2000, the fair value of the senior secured notes was approximately $99 million and the carrying amount of the remainder of the debt approximates fair value.

                          ARCHIBALD CANDY CORPORATION

            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  INCOME TAXES

    The provision for income taxes consists of the following for the years ended August 29, 1998, August 28, 1999 and August 26, 2000:

                                                            1998       1999       2000
                                                          --------   --------   --------
Current:
  Federal...............................................    $100       $ 50       $ 68
  State.................................................     176         93         62
                                                            ----       ----       ----
                                                            $276       $143       $130
                                                            ====       ====       ====

Deferred taxes consist of the following at August 28, 1999 and August 26, 2000:

                                                              1999       2000
                                                            --------   --------
Assets:
  Net operating loss and AMT credit carryforwards.........  $ 8,649    $14,744
  Property, plant and equipment...........................     (161)     3,147
  Other...................................................    3,558      2,503
                                                            -------    -------
Total assets..............................................   12,046     20,394
Liabilities:
  Pension and other.......................................    1,316        510
                                                            -------    -------
Total liabilities.........................................    1,316        510
                                                            -------    -------
                                                             10,730     19,884
Valuation allowance.......................................  (10,730)   (19,884)
                                                            -------    -------
                                                            $    --    $    --
                                                            =======    =======

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

                          ARCHIBALD CANDY CORPORATION

            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  INCOME TAXES (CONTINUED)
    The provision for income taxes differs from the amount of income tax expense computed by applying the United States federal income tax rate to the income
(loss) before income taxes. A reconciliation of the differences for the years ended August 29, 1998, August 28, 1999 and August 26, 2000, is as follows:

                                                              1998       1999       2000
                                                            --------   --------   --------
Computed statutory tax provision (benefit)................   $1,217    $(1,174)   $(5,174)
Increase (decrease) resulting from:
  Amortization of goodwill................................      289        459        533
  Benefit of current losses not recorded..................       --        695      4,699
  Alternative minimum tax.................................      100         50         --
  Change in valuation allowance...........................   (2,029)        --         --
  Changes in deferred tax assets..........................      208         --         --
  State taxes, net of federal benefit.....................      116         61         62
  Other items, net........................................      375         52         10
                                                             ------    -------    -------
Provision for income taxes................................   $  276    $   143    $   130
                                                             ======    =======    =======

    At August 26, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $31 million and net operating loss carryforwards in Canada of approximately $1.6 million. Pursuant to the tax sharing agreement, $16 million of these carryforwards are available to reduce Holdings' future taxable income and expire in varying amounts between 2006 and 2020.

9.  RELATED PARTY TRANSACTIONS

    The Board of Directors, which includes members appointed by parties affiliated with either The Jordan Company or TCW Capital, was paid $50 for directors' fees in 1998, 1999, and 2000, respectively. A member of the Board of Directors affiliated with The Jordan Company earned $52 as a consulting fee during 1998, 1999, and 2000. Director fees of $28 were accrued at August 26, 2000. Principally all of the common and preferred shareholders of Holdings are affiliated with The Jordan Company or TCW Capital.

    On July 2, 1997, the Company entered into a new tax sharing and management consulting agreement with Holdings. Under this agreement, the Company will pay $412 annually to Holdings in management consulting fees. Management consulting fee expense was $412 in 1998, 1999 and 2000. In connection with the fiscal 1999 acquisitions and related financing, the Company paid management fees of $1,450 to Holdings, which paid such amount to an affiliate of The Jordan Company. Management and consulting fees to Holdings of $232 were accrued at August 26, 2000.

    The accompanying financial statements reflect all of the Company's costs of doing business. There are no costs incurred by Holdings on behalf of the Company.

10.  GUARANTOR SUBSIDIARIES

    The Company's obligations under its senior secured notes due 2004 are fully and unconditionally guaranteed on a senior secured, joint and several basis by each of the Company's subsidiaries (collectively, the Guarantor Subsidiaries). None of the Company's subsidiaries is subject to any restrictions on its ability to pay dividends or make distributions to the Company. The following condensed consolidating financial

                          ARCHIBALD CANDY CORPORATION

            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  GUARANTOR SUBSIDIARIES (CONTINUED)
data illustrates the composition of the Company and its subsidiaries. Separate financial statements of the respective Guarantor Subsidiaries have not been provided because the Company's management determined that such additional information would not be useful in assessing the financial composition of the Guarantor Subsidiaries.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                AUGUST 26, 2000

                                              ARCHIBALD CANDY    GUARANTOR
                                                CORPORATION     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              ---------------   ------------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................     $    800         $  2,320       $     --       $  3,120
  Accounts receivables, net.................        1,114              319             --          1,433
  Inventories...............................       35,925            6,862             --         42,787
  Prepaids and other current assets.........        2,194            1,161             --          3,355
                                                 --------         --------       --------       --------
Total current assets:.......................       40,033           10,662             --         50,695
Property, plant, and equipment, net.........       25,492           26,657             --         52,149
Intercompany................................       29,110          (29,110)            --             --
Investment in subsidiaries..................       14,660               --        (14,660)            --
Other assets................................       68,538           13,481             --         82,019
                                                 --------         --------       --------       --------
Total assets................................     $177,833         $ 21,690       $(14,660)      $184,863
                                                 ========         ========       ========       ========
LIABILITIES AND SHAREHOLDER'S EQUITY
  (DEFICIT)
Current liabilities:
  Revolving line of credit..................     $ 18,500         $     --       $     --       $ 18,500
  Accounts payable..........................       14,589            2,541             --         17,130
  Other current liabilities.................        8,591            2,851             --         11,442
                                                 --------         --------       --------       --------
Total current liabilities...................       41,680            5,392             --         47,072
Long-term debt, less current portion........      170,000               11             --        170,011
Other noncurrent liabilities................           40            1,474             --          1,514
Total shareholder's equity (deficit)........      (33,887)          14,813        (14,660)       (33,734)
                                                 --------         --------       --------       --------
Total liabilities and shareholder's equity
  (deficit).................................     $177,833         $ 21,690       $(14,660)      $184,863
                                                 ========         ========       ========       ========

                          ARCHIBALD CANDY CORPORATION

            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  GUARANTOR SUBSIDIARIES (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                AUGUST 28, 1999

                                              ARCHIBALD CANDY    GUARANTOR
                                                CORPORATION     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              ---------------   ------------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................     $  2,290         $  4,618       $     --       $  6,908
  Accounts receivables, net.................          939            2,652             --          3,591
  Inventories...............................       31,348            7,256            (50)        38,554
  Prepaids and other current assets.........          943            2,105             --          3,048
                                                 --------         --------       --------       --------
Total current assets:.......................       35,520           16,631            (50)        52,101
Property, plant, and equipment..............       22,808           28,355             --         51,163
Intercompany................................       30,240          (30,240)            --             --
Investment in subsidiaries..................       15,962               --        (15,962)            --
Other assets................................       76,721            8,302             --         85,023
                                                 --------         --------       --------       --------
Total assets................................     $181,251         $ 23,048       $(16,012)      $188,287
                                                 ========         ========       ========       ========
LIABILITIES AND SHAREHOLDER'S EQUITY
  (DEFICIT)
Current liabilities:
  Revolving line of credit..................     $  8,000         $     --       $     --       $  8,000
  Accounts payable..........................       14,593              401             --         14,994
  Other current liabilities.................        6,783            4,863             --         11,646
                                                 --------         --------       --------       --------
Total current liabilities...................       29,376            5,264             --         34,640
Long-term debt, less current portion........      170,020               69             --        170,089
Other noncurrent liabilities................          344            1,750             --          2,094
Total shareholder's equity (deficit)........      (18,489)          15,965        (16,012)       (18,536)
                                                 --------         --------       --------       --------
Total liabilities and shareholder's equity
  (deficit).................................     $181,251         $ 23,048       $(16,012)      $188,287
                                                 ========         ========       ========       ========

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                           YEAR ENDED AUGUST 26, 2000

                                              ARCHIBALD CANDY    GUARANTOR
                                                CORPORATION     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              ---------------   ------------   ------------   ------------
Net sales...................................     $133,494         $121,460       $(3,640)       $251,314
Cost of sales, excluding depreciation.......       52,675           46,349        (3,690)         95,334
Selling, general, and administrative
  expenses, excluding depreciation and
  amortization..............................       66,162           69,306            --         135,468
Depreciation, amortization, and other.......       11,059            6,301            --          17,360
                                                 --------         --------       -------        --------
Operating income (loss).....................        3,598             (496)           50           3,152
Interest expense, net.......................       17,713              864            --          18,577
Other income and expense....................         (151)             (56)           --            (207)
Equity interest in losses of subsidiaries...        1,303               --        (1,303)             --
                                                 --------         --------       -------        --------
Income (loss) before income taxes...........      (15,267)          (1,304)        1,353         (15,218)
Provision for income taxes..................          131               (1)           --             130
                                                 --------         --------       -------        --------
Net income (loss)...........................     $(15,398)        $ (1,303)      $ 1,353        $(15,348)
                                                 ========         ========       =======        ========

                          ARCHIBALD CANDY CORPORATION

            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  GUARANTOR SUBSIDIARIES (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                           YEAR ENDED AUGUST 28, 1999

                                              ARCHIBALD CANDY    GUARANTOR
                                                CORPORATION     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              ---------------   ------------   ------------   ------------
Net sales...................................     $132,689         $64,100        $    --        $196,789
Cost of sales, excluding depreciation.......       47,426          23,553           (100)         70,879
Selling, general, and administrative
  expenses, excluding depreciation and
  amortization..............................       65,541          36,394             --         101,935
Depreciation, amortization, and other.......        8,861           5,649             --          14,510
                                                 --------         -------        -------        --------
Operating income (loss).....................       10,861          (1,496)           100           9,465
Interest expense, net.......................       12,801             372             --          13,173
Other income and expense....................         (532)            126            150            (256)
Equity interest in losses of subsidiaries...        2,038              --         (2,038)             --
                                                 --------         -------        -------        --------
Income (loss) before income taxes...........       (3,446)         (1,994)         1,988          (3,452)
Provision for income taxes..................           99              44             --             143
                                                 --------         -------        -------        --------
Net income (loss)...........................     $ (3,545)        $(2,038)       $ 1,988        $ (3,595)
                                                 ========         =======        =======        ========

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                           YEAR ENDED AUGUST 26, 2000

                                              ARCHIBALD CANDY    GUARANTOR
                                                CORPORATION     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              ---------------   ------------   ------------   ------------
OPERATING ACTIVITIES
Cash flows provided by (used in) operating
  activities................................      $(7,838)        $ 7,678       $      --        $  (160)

INVESTING ACTIVITIES
Purchase of property and equipment..........       (8,395)         (2,712)             --        (11,107)
Sweet Factory license payment...............           --            (750)             --           (750)
Acquisitions, net of cash acquired..........        3,337          (5,259)             --         (1,922)
                                                  -------         -------       ---------        -------
Net cash used in investing activities.......       (5,058)         (8,721)             --        (13,779)

FINANCING ACTIVITIES
Net increase in revolving line of credit....       10,500              --              --         10,500
Intercompany advances.......................        1,130          (1,130)             --             --
Other.......................................         (224)           (125)             --           (349)
                                                  -------         -------       ---------        -------
Net cash provided by (used in) financing
  activities................................       11,406          (1,255)             --         10,151
                                                  -------         -------       ---------        -------
Net decrease in cash and cash equivalents...       (1,490)         (2,298)             --         (3,788)
Cash and cash equivalents at beginning of
  year......................................        2,290           4,618              --          6,908
                                                  -------         -------       ---------        -------
Cash and cash equivalents at end of year....      $   800         $ 2,320       $      --        $ 3,120
                                                  =======         =======       =========        =======

                          ARCHIBALD CANDY CORPORATION

            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  GUARANTOR SUBSIDIARIES (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                           YEAR ENDED AUGUST 28, 1999

                                              ARCHIBALD CANDY    GUARANTOR
                                                CORPORATION     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              ---------------   ------------   ------------   ------------
OPERATING ACTIVITIES
Cash flows provided by operating
  activities................................      $ 8,315          $1,379       $      --        $ 9,694

INVESTING ACTIVITIES
Purchase of property and equipment..........       (6,449)         (1,254)             --         (7,703)
Acquisitions, net of cash acquired..........      (78,924)             --              --        (78,924)
                                                  -------          ------       ---------        -------
Net cash used in investing activities.......      (85,373)         (1,254)             --        (86,627)

FINANCING ACTIVITIES
Proceeds from long-term debt................       70,000              --              --         70,000
Net increase in revolving line of credit....        8,000              --              --          8,000
Intercompany advances.......................       (4,883)          4,883              --             --
Other.......................................       (6,850)           (390)             --         (7,240)
                                                  -------          ------       ---------        -------
Net cash provided by financing activities...       66,267           4,493              --         70,760
                                                  -------          ------       ---------        -------
Net increase (decrease) in cash and cash
  Equivalents...............................      (10,791)          4,618              --         (6,173)
Cash and cash equivalents at beginning of
  year......................................       13,081              --              --         13,081
                                                  -------          ------       ---------        -------
Cash and cash equivalents at end of year....      $ 2,290          $4,618       $      --        $ 6,908
                                                  =======          ======       =========        =======

11.  GEOGRAPHIC INFORMATION

                                         FY 1999                         FY 2000
                                -------------------------       -------------------------
                                               LONG-LIVED                      LONG-LIVED
                                REVENUES (A)     ASSETS         REVENUES (A)     ASSETS
                                ------------   ----------       ------------   ----------
United States.................    $189,631      $129,469          $199,749      $122,859
Canada........................       7,158         6,717            51,565        11,309
                                  --------      --------          --------      --------
Consolidated total............    $196,789      $136,186          $251,314      $134,168
                                  ========      ========          ========      ========

------------------------

(a) Revenues are attributed to countries based on the location of customers.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on November 22, 2000.

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

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                 /s/ THOMAS H. QUINN
     -------------------------------------------
                   Thomas H. Quinn                     Chairman of the Board and    November 22, 2000
                                                         Chief Executive Officer

                 /s/ TED A. SHEPHERD
     -------------------------------------------
                   Ted A. Shepherd                     President and Chief          November 22, 2000
                                                         Operating Officer
                                                         (Principal Executive
                                                         Officer) and Director

                /s/ RICHARD J. ANGLIN
     -------------------------------------------
                  Richard J. Anglin                    Vice President and Chief     November 22, 2000
                                                         Financial Officer and
                                                         Secretary (Principal
                                                         Financial and Accounting
                                                         Officer)

                /s/ JOHN W. JORDAN II
     -------------------------------------------
                  John W. Jordan II                    Director                     November 22, 2000

                   /s/ ADAM E. MAX
     -------------------------------------------
                     Adam E. Max                       Director                     Novemebr 22, 2000

                /s/ JEFFREY J. ROSEN
     -------------------------------------------
                  Jeffrey J. Rosen                     Director                     November 22, 2000

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

    Registrant has not sent to any of its security holders any of the following:
(1) any annual report to security holders covering the Registrant's fiscal year or (2) any proxy statement, form of proxy or other proxy soliciting materials.