Form 10-Q
period 2000-11-25
ARCHIBALD CANDY CORP
filed 2001-01-08
CIK 1044269

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended November 25, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number
333-33751

ARCHIBALD CANDY CORPORATION

Incorporated in the	IRS Employer Identification
State of Illinois	No. 36-0743280

1137 West Jackson Boulevard
Chicago, Illinois 60607
(312) 243-2700

    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes /x/  No / /

    As of January 8, 2001, the number of shares outstanding of the registrant's Common Stock was 19,200, all of which were held by Fannie May Holdings, Inc.

ARCHIBALD CANDY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 25, 2000

INDEX

PART I—FINANCIAL INFORMATION:

PART I—FINANCIAL INFORMATION:

    ITEM 1—FINANCIAL STATEMENTS

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Condensed Consolidated Balance Sheets
As of November 25, 2000 and August 26, 2000
(In thousands)

	November 25, 2000	August 26, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,863	$3,120
Accounts receivable, net	7,290	1,433
Inventories	51,087	42,787
Prepaid expenses and other current assets	3,870	3,355

Total current assets	67,110	50,695
Property, plant, and equipment, net	50,390	52,149
Goodwill, net	70,443	70,938
Noncompete agreements and other intangibles, net	756	778
Deferred financing fees, net	6,789	7,252
Investment in joint venture	1,728	1,737
Other assets	1,202	1,314

Total assets	$198,418	$184,863

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Revolving line of credit	$28,000	$18,500
Accounts payable	25,861	17,130
Accrued liabilities	5,006	4,989
Payroll and related liabilities	3,653	3,141
Accrued interest	7,711	3,263
Current portion of capital lease obligations	43	49

Total current liabilities	70,274	47,072
Due to affiliate	40	40
Long-term debt	170,000	170,000
Deferred rent	1,357	1,474
Capital lease obligations, less current portion	8	11
Shareholder's equity (deficit):
Common stock, $0.01 par value:
Authorized — 25,000 shares
Issued and outstanding — 19,200 shares
Additional paid-in-capital	18,700	18,700
Accumulated deficit	(61,865)	(52,587)
Other comprehensive income	(96)	153

Total shareholder's equity (deficit)	(43,261)	(33,734)

Total liabilities and shareholder's equity (deficit)	$198,418	$184,863

See accompanying notes.

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Months Ended November 25, 2000 and November 27, 1999
(In thousands)

	Three Months Ended
	November 25, 2000	November 27, 1999
Net sales	$52,273	$54,433
Cost of sales, excluding depreciation	19,951	21,007
Selling, general, and administrative expenses, excluding depreciation and amortization	32,004	33,515
Depreciation and amortization expense	3,313	3,144
Amortization of goodwill and other intangibles	1,052	1,268
Share of loss in joint venture	63	60
Management fees and other fees	131	133

Operating loss	(4,241)	(4,694)
Other (income) and expense:
Interest expense	5,058	4,555
Interest income	—	(3)
Other income and expense	(46)	(327)

Loss before income taxes	(9,253)	(8,919)
Provision for income taxes	25	21

Net loss	$(9,278)	$(8,940)

See accompanying notes.

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended November 25, 2000 and November 27, 1999
(In thousands)

	Three Months Ended
	November 25, 2000	November 27, 1999
Net loss	$(9,278)	$(8,940)
Other comprehensive income (loss):
Foreign currency translation adjustments	(249)	51

Comprehensive loss	$(9,527)	$(8,889)

See accompanying notes.

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Condensed Consolidated Statements of Cash Flow (Unaudited)
For the Three Months Ended November 25, 2000 and November 27, 1999
(In thousands)

	Three Months Ended
	November 25, 2000	November 27, 1999
OPERATING ACTIVITIES
Net loss	$(9,278)	$(8,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,365	4,412
Share of loss in joint venture	63	60
Changes in operating assets and liabilities:
Accounts receivable, net	(5,857)	(3,613)
Inventories	(8,300)	(8,711)
Prepaid expenses and other current assets	(515)	(2,760)
Other assets	(102)	(645)
Accounts payable and accrued liabilities	13,504	13,005

Net cash used in operating activities	(6,120)	(7,192)
INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(1,313)	(3,115)

Net cash used in investing activities	(1,313)	(3,115)
FINANCING ACTIVITIES
Net borrowings under revolving line of credit	9,500	9,000
Principal payments of capital lease obligations	(3)	(36)
Costs related to financing	(72)	(1,084)

Net cash provided by financing activities	9,425	7,880
Effect of exchange rates on cash	(249)	51
Net increase (decrease) in cash and cash equivalents	1,743	(2,376)
Cash and cash equivalents beginning of period	3,120	6,908

Cash and cash equivalents end of period	$4,863	$4,532

SUPPLEMENTAL SCHEDULE OF CASH TRANSACTIONS
Interest paid	$595	$160

See accompanying notes.

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
November 25, 2000

Note 1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    Archibald Candy Corporation ("Archibald") and its subsidiaries (collectively, the "Company") are manufacturers and retailers of boxed chocolates and other confectionery items. The Company sells its Fannie May, Fanny Farmer, Sweet Factory and Laura Secord candies in over 700 Company-operated stores and in approximately 9,300 third-party retail outlets as well as through quantity order, mail order and fundraising programs in the United States and Canada. The Company is a wholly owned subsidiary of Fannie May Holdings, Inc.

    The accompanying consolidated financial statements include the accounts of Archibald and its subsidiaries, Sweet Factory Group, Inc. and its three wholly-owned subsidiaries and Archibald Candy (Canada) Corporation. All significant intercompany balances and transactions have been eliminated.

    The interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for fair presentation for the periods presented have been reflected and are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended August 26, 2000. Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

    Results of operations for the period from August 27, 2000 to November 25, 2000 are not necessarily indicative of the results that may be achieved for the entire year.

Note 2.  INVENTORIES

    Inventories at November 25, 2000 and August 26, 2000 are comprised of the following:

	November 25, 2000	August 26, 2000
Raw materials	$16,806	$14,492
Work in process	353	304
Finished goods	33,928	27,991

	$51,087	$42,787

Note 3.  LONG-TERM DEBT

    Long-term debt at November 25, 2000 and August 26, 2000 is comprised of $170 million of 10.25% senior secured notes due July 1, 2004.

Note 4.  INCOME TAXES

    The provision for income taxes differs from the amount of income tax benefit computed by applying the United States federal income tax rate due to the benefit of the net operating losses that were not recognized in prior periods.

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
November 25, 2000

Note 5.  GUARANTOR SUBSIDIARIES

    The Company's obligations under its senior secured notes due 2004 are fully and unconditionally guaranteed on a senior secured, joint and several basis by each of the Company's subsidiaries (collectively, the "Guarantor Subsidiaries"). The Company directly or indirectly wholly owns each of the Guarantor Subsidiaries. None of the Company's subsidiaries is subject to any restriction on its ability to pay dividends or make distributions to the Company. The following condensed consolidating financial information illustrates the composition of the Company and the Guarantor Subsidiaries as of and for certain dates and periods. Separate financial statements of the respective Guarantor Subsidiaries have not been provided because the Company's management has determined that such additional information would not be useful in assessing the financial composition of the Guarantor Subsidiaries.

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Condensed Consolidating Balance Sheet
As of November 25, 2000
(Unaudited)
(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,209	$2,654	$—	$4,863
Accounts receivable, net	6,535	755	—	7,290
Inventories	42,256	8,831	—	51,087
Prepaid expenses and other current assets	3,055	815	—	3,870

Total current assets	54,055	13,055	—	67,110
Property, plant and equipment, net	25,004	25,386	—	50,390
Intercompany	34,129	(34,129)	—	—
Investment in subsidiaries	11,352	—	(11,352)	—
Other assets	67,527	13,391	—	80,918

Total assets	$192,067	$17,703	$(11,352)	$198,418

LIABILITIES AND SHAREHOLDER'S
EQUITY (DEFICIT)
Current liabilities:
Revolving line of credit	$28,000	$—	$—	$28,000
Accounts payable	23,607	2,254	—	25,861
Other current liabilities	13,586	2,827	—	16,413

Total current liabilities	65,193	5,081	—	70,274
Long-term debt, less current portion	170,000	8	—	170,008
Other noncurrent liabilities	40	1,357	—	1,397
Total shareholder's equity (deficit)	(43,166)	11,257	(11,352)	(43,261)

Total liabilities and shareholder's equity (deficit)	$192,067	$17,703	$(11,352)	$198,418

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Condensed Consolidating Balance Sheet
As of August 26, 2000
(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$800	$2,320	$—	$3,120
Accounts receivable, net	1,114	319	—	1,433
Inventories	35,925	6,862	—	42,787
Prepaid expenses and other current assets	2,194	1,161	—	3,355

Total current assets	40,033	10,662	—	50,695
Property, plant and equipment, net	25,492	26,657	—	52,149
Intercompany	29,110	(29,110)	—	—
Investment in subsidiaries	14,660	—	(14,660)	—
Other assets	68,538	13,481	—	82,019

Total assets	$177,833	$21,690	$(14,660)	$184,863

LIABILITIES AND SHAREHOLDER'S
EQUITY (DEFICIT)
Current liabilities:
Revolving line of credit	$18,500	$—	$—	$18,500
Accounts payable	14,589	2,541	—	17,130
Other current liabilities	8,591	2,851	—	11,442

Total current liabilities	41,680	5,392	—	47,072
Long-term debt	170,000	11	—	170,011
Other noncurrent liabilities	40	1,474	—	1,514
Total shareholder's equity (deficit)	(33,887)	14,813	(14,660)	(33,734)

Total liabilities and shareholder's
equity (deficit)	$177,833	$21,690	$(14,660)	$184,863

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidating Statement of Operations for the Three Months Ended November 25, 2000
(Unaudited)
(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$29,033	$23,240	$—	$52,273
Cost of sales, excluding depreciation	11,435	8,516	—	19,951
Selling, general, and administrative expenses, excluding depreciation and amortization	15,962	16,042	—	32,004
Depreciation and amortization expense	1,780	1,533	—	3,313
Amortization of goodwill and other intangibles	963	89	—	1,052
Share of loss in joint venture	—	63	—	63
Management fees and other fees	40	91	—	131

Operating loss	(1,147)	(3,094)	—	(4,241)
Other (income) expense:
Interest expense	5,055	213	(210)	5,058
Interest income	(210)	—	210	—
Other income and expenses	(45)	(1)	—	(46)
Equity in loss of subsidiaries	3,308	—	(3,308)	—

Income (loss) before income taxes	(9,255)	(3,306)	3,308	(9,253)
Provision for income taxes	23	2	—	25

Net income (loss)	$(9,278)	$(3,308)	$3,308	$(9,278)

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidating Statement of Operations for the Three Months Ended November 27, 1999
(Unaudited)
(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$28,932	$25,501	$—	$54,433
Cost of sales, excluding depreciation	11,830	9,285	(108)	21,007
Selling, general, and administrative expenses, excluding depreciation and amortization	16,142	17,373	—	33,515
Depreciation and amortization expense	1,303	1,841	—	3,144
Amortization of goodwill and other intangibles	1,119	149	—	1,268
Share of loss in joint venture	—	60	—	60
Management fees and other fees	133	—	—	133

Operating income (loss)	(1,595)	(3,207)	108	(4,694)
Other (income) expense:
Interest expense	4,554	209	(208)	4,555
Interest income	(211)	—	208	(3)
Other income and expenses	(190)	(245)	108	(327)
Equity in loss of subsidiaries	3,171	—	(3,171)	—

Income (loss) before income taxes	(8,919)	(3,171)	3,171	(8,919)
Provision for income taxes	21	—	—	21

Net income (loss)	$(8,940)	$(3,171)	$3,171	$(8,940)

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidating Statement of Cash Flows for the Three Months Ended November 25, 2000
(Unaudited)
(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income (loss)	$(9,278)	$(3,308)	$3,308	$(9,278)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,743	1,622	—	4,365
Equity in loss of subsidiaries	3,308	—	(3,308)	—
Share of loss in joint venture	—	63	—	63
Changes in operating assets and liabilities:
Accounts receivables, net	(5,421)	(436)	—	(5,857)
Inventories	(6,331)	(1,969)	—	(8,300)
Prepaid expenses and other current assets	(861)	346	—	(515)
Intercompany	(5,019)	5,019	—	—
Other assets	(87)	(15)	—	(102)
Accounts payable and accrued liabilities	14,012	(508)	—	13,504

Net cash provided by (used in) operating activities	(6,934)	814	—	(6,120)
INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(1,093)	(220)	—	(1,313)

Net cash used in investing activities	(1,093)	(220)	—	(1,313)
FINANCING ACTIVITIES
Net borrowings under revolving line of credit	9,500	—	—	9,500
Principle payments of capital lease obligations	—	(3)	—	(3)
Costs related to refinancing	(64)	(8)	—	(72)

Net cash provided by (used in) financing activities	9,436	(11)	—	9,425
Effect of exchange rates on cash	—	(249)	—	(249)

Net increase in cash and cash equivalents	1,409	334	—	1,743
Cash and cash equivalents beginning of period	800	2,320	—	3,120

Cash and cash equivalents end of period	$2,209	$2,654	$—	$4,863

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidating Statement of Cash Flows for the Three Months Ended November 27, 1999
(Unaudited)
(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income (loss)	$(8,940)	$(3,171)	$3,171	$(8,940)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,422	1,990	—	4,412
Equity in loss of subsidiaries	3,171	—	(3,171)	—
Share of loss in joint venture	—	60	—	60
Changes in operating assets and liabilities:
Accounts receivables, net	(5,899)	2,286	—	(3,613)
Inventories	(4,889)	(3,822)	—	(8,711)
Prepaid expenses and other current assets	(95)	(2,665)	—	(2,760)
Intercompany	231	(231)	—	—
Other assets	(455)	(190)	—	(645)
Accounts payable and accrued liabilities	7,642	5,363	—	13,005

Net cash used in operating activities	(6,812)	(380)	—	(7,192)
INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(2,287)	(828)	—	(3,115)

Net cash used in investing activities	(2,287)	(828)	—	(3,115)
FINANCING ACTIVITIES
Net borrowings under revolving line of credit	9,000	—	—	9,000
Principal payments of capital lease obligations	(14)	(22)	—	(36)
Costs related to refinancing	(119)	(965)	—	(1,084)

Net cash provided by (used in) financing activities	8,867	(987)	—	7,880
Effect of exchange rates on cash	—	51	—	51

Net decrease in cash and cash equivalents	(232)	(2,144)	—	(2,376)
Cash and cash equivalents beginning of period	2,290	4,618	—	6,908

Cash and cash equivalents end of period	$2,058	$2,474	$—	$4,532

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    Some information included in the report may constitute forward-looking statements that involve a number of risks and uncertainties. From time to time, information provided by the Company or statements made by its employees may contain other forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: general economic conditions, including inflation, interest rate fluctuations, trade restrictions, and general debt levels; competitive factors, including price pressures, technological development, and products offered by competitors; inventory risks due to changes in market demand or business strategies; and changes in effective tax rates. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

THREE MONTHS ENDED NOVEMBER 25, 2000 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 27, 1999.

NET SALES. Consolidated sales for the three months ended November 25, 2000 were $52.3 million, a decrease of $2.1 million, or 3.9%, from $54.4 million for the three months ended November 27, 1999. Company-operated retail sales for the three months ended November 25, 2000 were $38.4, a decrease of $1.1 million, or 2.8%, from $39.5 million for the three months ended November 27, 1999. This decrease was due primarily to the closing of 24 Sweet Factory stores since November 27, 1999. Same store sales increased 3.1% for Fannie May/Fanny Farmer and 0.2% (2.8% in Canadian Dollars) for Laura Secord, which was offset by a 7.0% decline in same store sales for Sweet Factory. Sales through the Company's third-party retail outlets and non-retail distribution channels declined $1.0 million to $13.9 million for the three months ended November 25, 2000 from $14.9 million for the three months ended November 27, 1999. This decrease was due to the shift in the timing of shipments to third-party retailers from November in 1999 to December in 2000.

GROSS PROFIT. Gross profit for the three months ended November 25, 2000 was $32.3 million, a decrease of $1.1 million, or 3.3%, from $33.4 million for the three months ended November 27, 1999. Gross profit as a percentage of net sales increased to 61.8% for the three months ended November 25, 2000 from 61.4% for the three months ended November 27, 1999. The decrease in gross profit dollars was due primarily to lower sales as discussed above. The increase in gross profit as a percentage of net sales was due primarily to a higher mix of Company-operated retail sales, which have higher gross profit margins versus third-party retail and non-retail sales. Company-operated retail sales for the three months ended November 25, 2000 increased to 73.4% of total net sales from 72.6% for the same period in the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $32.0 million for the three months ended November 25, 2000, a decrease of $1.5 million, or 4.5%, from $33.5 million for the three months ended November 27, 1999. As a percentage of net sales, SG&A expenses decreased to 61.2% for the three months ended November 25, 2000 from 61.6% for the three months ended November 27 1999. This decrease was due primarily to lower administrative wages associated with a reduction in the Company's workforce in the fourth quarter of fiscal year 2000 and lower wages and occupancy costs related to the closing of Sweet Factory stores.

EBITDA. Earnings before interest, income taxes, depreciation, and the amortization (EBITDA) was $0.2 million for the three months ended November 25, 2000, as compared to $0.1 million for the three months ended November 27, 1999. The Fannie May/Fanny Farmer business contributed $0.6 million of increased EBITDA, which was partially offset by a decline of $0.5 million in Sweet Factory.

OPERATING LOSS. Operating loss was $4.2 million for the three months ended November 25, 2000, a decrease of $0.5 million from a loss of $4.7 million for the three months ended November 27, 1999. The decrease in operating loss was due primarily to a decline in selling, general and administrative expenses, partially offset by lower gross profit.

NET LOSS. Net loss for the three months ended November 25, 2000 was $9.3 million, an increase of $0.4 million from $8.9 million for the three months ended November 27, 1999. This increase was due primarily to additional interest expense and lower other income, offset by the decrease in operating loss.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $6.1 million for the three months ended November 25, 2000 compared to $7.2 million for the three months ended November 27, 1999. Net loss was $9.3 million for the three months ended November 25, 2000 compared to $8.9 million for the three months ended November 27, 1999. Net loss included non-cash depreciation and amortization charges of $4.4 million for the three months ended November 25, 2000 and for the three months ended November 27, 1999.

    Net cash used in investing activities decreased to $1.3 million for the three months ended November 25, 2000 from $3.1 million for the three months ended November 27, 1999 due to lower capital expenditures.

    On July 2, 1997, the Company entered into a revolving credit agreement. On July 30, 1999, the Company amended the revolving credit agreement and caused its Canadian subsidiary, Archibald Candy (Canada) Corporation, to enter into an additional related revolving credit agreement with a Canadian affiliate of the agent under the original credit agreement. The two credit agreements, as amended, work together to provide for revolving loans to the Company and Archibald Candy (Canada) Corporation in an aggregate principal amount at any time not to exceed the lesser of (1) $30.0 million (until December 31, 2000, and $20 million thereafter) and (2) a borrowing base comprised primarily of a percentage of eligible accounts receivable, eligible inventory and some of our owned real properties. Archibald Candy (Canada) Corporation may separately borrow up to an aggregate principal amount not to exceed the lesser of (a) $5.0 million and (b) a borrowing base comprised primarily of a percentage of our eligible accounts receivable, eligible inventory and some of our owned real properties, provided that the aggregate amount of revolving loans under the two credit agreements together may not exceed $30.0 million (until December 31, 2000 and $20 million thereafter).

    On July 25, 2000, the Company entered into an additional amendment of the credit agreements that increased the borrowing availability from $25 million to $30 million until December 31, 2000 and to $20 million thereafter. The July 25, 2000 amendment required the borrowings to be paid in full during the period beginning December 27, 2000 and ending December 31, 2000. Borrowings were repaid in full during this period. As of November 25, 2000, the cash balance was $4.9 million and the Company had borrowings of $28.0 million and letters of credit in the amount of $0.2 million outstanding under the revolving credit agreements. As of November 25, 2000, the Company had outstanding $170 million of 10.25% senior secured notes due July 1, 2004.

    The revolving credit agreements expire on April 15, 2001. The Company will need to extend or renew the credit agreements or obtain alternative financing to meet its seasonal working capital needs and other requirements for the period after April 15, 2001, including interest payments on the senior secured notes.

    In addition, Fannie May Holdings, Inc. has certain dividend and redemption obligations for which the Company must generate the necessary funds. Holdings has the following three classes of preferred stock: Senior Preferred Stock, Junior Class A PIK Preferred Stock and Junior Class B PIK Preferred

Stock. The Senior Preferred Stock was issued in 1991 in the original face amount of $10.0 million and is subject to mandatory redemption on August 31, 2001. The redemption value of the Senior Preferred Stock on August 31, 2001 will be approximately $12.7 million. The Junior Class A PIK Preferred Stock and the Junior Class B PIK Preferred Stock were issued in 1991 in the original face amounts of $7.0 million and $0.7 million, respectively. Both classes of Junior PIK Preferred Stock are subject to mandatory redemption on November 1, 2001. The redemption value of the Junior Class A PIK Preferred Stock and the Junior Class B PIK Preferred Stock on November 1, 2001 will be approximately $15.1 million and $1.5 million, respectively. As of November 25, 2000, affiliates of TCW Capital owned approximately 64% of the Junior Class A PIK Preferred Stock and affiliates of The Jordan Company owned approximately 36% of the Junior Class A PIK Preferred Stock and approximately 80% of the Junior Class B PIK Preferred Stock.

    In order for Holdings to make such redemption payments, Holdings must cause the Company, to the extent permitted by the indenture, its credit agreements and law, to advance the necessary funds to Holdings by dividend or otherwise. Such advances, if paid, will reduce the funds available for the Company's operations. To the extent that such funds are not available, whether due to the restrictions set forth in the indenture or the Company's credit agreements or otherwise, the failure to make required redemption payments (1) would trigger various provisions of Holdings' preferred and common stock, including provisions providing for a change of control of Holdings' and the Company's Boards of Directors and (2) could result in defaults under the indenture and the Company's credit agreements.

    In light of the above debt service and dividend and redemption obligations, and in order to have sufficient funds to meet the Company's projected capital expenditures and working capital requirements, the Company is exploring various alternatives, including extending and/or amending the credit agreements and refinancing the credit agreement, and pursuing other sources of capital. While management believes the Company's financing requirements will be met, there can be no assurance that the Company will be able to accomplish any of these alternatives or that the Company will be able to do so on favorable terms.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's operations are not currently subject to market risks of a material nature for interest rates, foreign currency rates, commodity prices or other market price risks.

PART II—OTHER INFORMATION:

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

    No reports were filed on form 8-k for the quarter ended November 25, 2000.

SIGNATURE

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

ARCHIBALD CANDY CORPORATION
DATE: JANUARY 8, 2001	By:	/s/ RICHARD J. ANGLIN RICHARD J. ANGLIN VICE PRESIDENT AND CHIEF FINANCIAL OFFICER AND SECRETARY (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

QuickLinks

ARCHIBALD CANDY CORPORATION FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 25, 2000 INDEX
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Condensed Consolidated Balance Sheets As of November 25, 2000 and August 26, 2000 (In thousands)
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Condensed Consolidated Statements of Operations (Unaudited) For the Three Months Ended November 25, 2000 and November 27, 1999 (In thousands)
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Condensed Consolidated Statements of Comprehensive Income (Unaudited) For the Three Months Ended November 25, 2000 and November 27, 1999 (In thousands)
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Condensed Consolidated Statements of Cash Flow (Unaudited) For the Three Months Ended November 25, 2000 and November 27, 1999 (In thousands)
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Notes to Condensed Consolidated Financial Statements (Unaudited) November 25, 2000
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Notes to Condensed Consolidated Financial Statements (Unaudited) November 25, 2000
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Condensed Consolidating Balance Sheet As of November 25, 2000 (Unaudited) (In thousands)
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Condensed Consolidating Balance Sheet As of August 26, 2000 (In thousands)
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidating Statement of Operations for the Three Months Ended November 25, 2000 (Unaudited) (In thousands)
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidating Statement of Operations for the Three Months Ended November 27, 1999 (Unaudited) (In thousands)
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidating Statement of Cash Flows for the Three Months Ended November 25, 2000 (Unaudited) (In thousands)
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidating Statement of Cash Flows for the Three Months Ended November 27, 1999 (Unaudited) (In thousands)
SIGNATURE