Form 10-Q
period 2001-02-24
ARCHIBALD CANDY CORP
filed 2001-04-10
CIK 1044269

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended February 24, 2001 OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number
333-33751

ARCHIBALD CANDY CORPORATION

Incorporated in the	IRS Employer Identification
State of Illinois	No. 36-0743280

1137 West Jackson Boulevard
Chicago, Illinois 60607
(312) 243-2700

    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes /x/  No / /

    As of April 10, 2001, the number of shares outstanding of the registrant's Common Stock was 19,200, all of which were held by Fannie May Holdings, Inc.

ARCHIBALD CANDY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 24, 2001

INDEX

PART I—FINANCIAL INFORMATION:

PART I—FINANCIAL INFORMATION:

     ITEM 1—FINANCIAL STATEMENTS

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidated Balance Sheets
As of February 24, 2001 and August 26, 2000
(In thousands, except per share data)

	February 24, 2001	August 26, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,215	$3,120
Accounts receivable, net	7,929	1,433
Inventories	43,702	42,787
Prepaid expenses and other current assets	2,851	3,355

Total current assets	58,697	50,695
Property, plant, and equipment, net	49,125	52,149
Goodwill, net	69,930	70,938
Noncompete agreements and other intangibles, net	732	778
Deferred financing fees, net	6,365	7,252
Investment in joint venture	1,911	1,737
Other assets	1,170	1,314

Total assets	$187,930	$184,863

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Revolving line of credit	$12,000	$18,500
Accounts payable	21,555	17,130
Accrued liabilities	5,287	4,989
Payroll and related liabilities	3,394	3,141
Accrued interest	3,239	3,263
Current portion of capital lease obligations	30	49

Total current liabilities	45,505	47,072
Due to affiliate	40	40
Long-term debt	170,000	170,000
Deferred rent	1,244	1,474
Capital lease obligations, less current portion	135	11
Shareholder's equity (deficit):
Common stock, $0.01 par value:
Authorized—25,000 shares
Issued and outstanding—19,200 shares
Additional paid-in-capital	18,700	18,700
Accumulated deficit	(47,798)	(52,587)
Other comprehensive income	104	153

Total shareholder's equity (deficit)	(28,994)	(33,734)

Total liabilities and shareholder's equity (deficit)	$187,930	$184,863

See accompanying notes.

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidated Statements of Operations (Unaudited)
For the Three Months and Six Months Ended February 24, 2001 and February 26, 2000
(In thousands)

	Three Months Ended		Six Months Ended
	February 24, 2001	February 26, 2000	February 24, 2001	February 26, 2000
Net sales	$101,061	$100,943	$153,334	$155,376
Cost of sales, excluding depreciation	37,017	35,105	56,968	56,112
Selling, general, and administrative expenses, excluding depreciation and amortization	38,157	40,144	70,161	73,659
Depreciation and amortization expense	3,296	3,380	6,583	6,524
Amortization of goodwill and other intangibles	1,052	1,723	2,104	2,991
Share of loss in joint venture	16	10	105	70
Management fees and other fees	164	128	295	261
Manufacturing start-up costs(1)	2,439	—	2,439	—

Operating income	18,920	20,453	14,679	15,759
Other (income) and expense:
Interest expense	4,874	4,647	9,932	9,202
Interest income	(3)	(21)	(3)	(24)
Other income and expense	(67)	(63)	(113)	(390)

Income before income taxes	14,116	15,890	4,863	6,971
Provision for income taxes	49	37	74	58

Net income	$14,067	$15,853	$4,789	$6,913

(1)
These costs relate to the manufacturing start-up of Laura Secord products (See Footnote 4).

See accompanying notes.

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months and Six Months Ended February 24, 2001 and February 26, 2000
(In thousands)

	Three Months Ended		Six Months Ended
	February 24, 2001	February 26, 2000	February 24, 2001	February 26, 2000
Net income	$14,067	$15,853	$4,789	$6,913
Other comprehensive income (loss):
Foreign currency translation adjustment	200	(51)	(49)	—

Comprehensive income	$14,267	$15,802	$4,740	$6,913

See accompanying notes.

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended February 24, 2001 and February 26, 2000
(In thousands)

	Six Months Ended
	February 24, 2001	February 26, 2000
OPERATING ACTIVITIES
Net income	$4,789	$6,913
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	8,687	9,515
Share of loss in joint venture	105	70
Changes in operating assets and liabilities:
Accounts receivable, net	(6,496)	(5,212)
Inventories	(915)	1,042
Prepaid expenses and other current assets	504	(1,202)
Other assets	(255)	(366)
Accounts payable and accrued liabilities	4,443	4,834

Net cash provided by operating activities	10,862	15,594
INVESTING ACTIVITIES
Purchase of plant and equipment	(3,028)	(6,312)

Net cash used in investing activities	(3,028)	(6,312)
FINANCING ACTIVITIES
Net borrowings under revolving line of credit	(6,500)	(8,000)
Principal payments of capital lease obligations	(27)	(60)
Costs related to financing	(163)	(1,633)

Net cash used in financing activities	(6,690)	(9,693)
Effect of exchange rates on cash	(49)	—

Net increase (decrease) in cash and cash equivalents	1,095	(411)
Cash and cash equivalents beginning of period	3,120	6,908

Cash and cash equivalents end of period	$4,215	$6,497

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$9,950	$9,141

Non-cash investing and financing activities:
Capital lease obligations recorded	$132	$—

    See accompanying notes.

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Notes to Consolidated Financial Statements (Unaudited)
February 24, 2001

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

    The interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for fair presentation for the periods presented have been reflected and are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended August 26, 2000. Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

    Results of operations for the period from August 27, 2000 to February 24, 2001 are not necessarily indicative of the results that may be achieved for the entire year.

Note 2.  INVENTORIES

    Inventories are comprised of the following (in thousands):

	February 24, 2001	August 26, 2000
Raw materials	$17,658	$14,492
Work in process	525	304
Finished goods	25,519	27,991

	$43,702	$42,787

Note 3.  LONG-TERM DEBT

    Long-term debt at February 24, 2001 and August 26, 2000 is comprised of $170 million of 10.25% senior secured notes due July 1, 2004.

Note 4.  MANUFACTURING START-UP COSTS

    On June 8, 1999, the Company acquired the Laura Secord retail business from Nestlè Canada, Inc. At that time the Company also entered into an agreement with Nestlè, pursuant to which Nestlè agreed to continue to produce for a one-year period substantially all the boxed chocolates and other chocolate confectionery items that are sold in Laura Secord stores. In September 2001, the Company transitioned the Laura Secord chocolate production to its manufacturing facility in Chicago, Illinois. Below is a summary of the initial costs associated with this transition (in thousands):

Production start-up for cooking and enrobing	$887
Packaging start-up	563
Warehouse and distribution start-up	727
Product development	155
Other	107

Total	$2,439

Note 5.  INCOME TAXES

    The provision for income taxes differs from the amount of income tax benefit computed by applying the United States federal income tax rate due to the benefit of the net operating losses that were not recognized in prior periods.

Note 6.  GUARANTOR SUBSIDIARIES

    The Company's obligations under its senior secured notes due 2004 are fully and unconditionally guaranteed on a senior secured, joint and several basis by each of the Company's subsidiaries (collectively, the "Guarantor Subsidiaries"). The Company directly or indirectly wholly owns each of the Guarantor Subsidiaries. None of the Company's subsidiaries is subject to any restriction on its ability to pay dividends or make distributions to the Company. The following consolidating financial information illustrates the composition of the Company and the Guarantor Subsidiaries as of and for certain dates and periods. Separate financial statements of the respective Guarantor Subsidiaries have not been provided because the Company's management has determined that such additional information would not be useful in assessing the financial composition of the Guarantor Subsidiaries.

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidating Balance Sheet
As of February 24, 2001
(Unaudited)
(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,381	$1,834	$—	$4,215
Accounts receivable, net	6,794	1,135	—	7,929
Inventories	34,332	9,370	—	43,702
Prepaid expenses and other current assets	2,251	600	—	2,851

Total current assets	45,758	12,939	—	58,697
Property, plant and equipment, net	24,895	24,230	—	49,125
Intercompany	31,702	(31,702)	—	—
Investment in subsidiaries	13,317	—	(13,317)	—
Other assets	66,631	13,477	—	80,108

Total assets	$182,303	$18,944	$(13,317)	$187,930

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Revolving line of credit	$12,000	$—	$—	$12,000
Accounts payable	20,335	1,220	—	21,555
Other current liabilities	8,894	3,056	—	11,950

Total current liabilities	41,229	4,276	—	45,505
Long-term debt, less current portion	170,132	3	—	170,135
Other noncurrent liabilities	40	1,244	—	1,284
Total shareholder's equity (deficit)	(29,098)	13,421	(13,317)	(28,994)

Total liabilities and shareholder's equity (deficit)	$182,303	$18,944	$(13,317)	$187,930

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidating Balance Sheet
As of August 26, 2000
(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$800	$2,320	$—	$3,120
Accounts receivable, net	1,114	319	—	1,433
Inventories	35,925	6,862	—	42,787
Prepaid expenses and other current assets	2,194	1,161	—	3,355

Total current assets	40,033	10,662	—	50,695
Property, plant and equipment, net	25,492	26,657	—	52,149
Intercompany	29,110	(29,110)	—	—
Investment in subsidiaries	14,660	—	(14,660)	—
Other assets	68,538	13,481	—	82,019

Total assets	$177,833	$21,690	$(14,660)	$184,863

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Revolving line of credit	$18,500	$—	$—	$18,500
Accounts payable	14,589	2,541	—	17,130
Other current liabilities	8,591	2,851	—	11,442

Total current liabilities	41,680	5,392	—	47,072
Long-term debt, less current portion	170,000	11	—	170,011
Other noncurrent liabilities	40	1,474	—	1,514
Total shareholder's equity (deficit)	(33,887)	14,813	(14,660)	(33,734)

Total liabilities and shareholder's equity (deficit)	$177,833	$21,690	$(14,660)	$184,863

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidating Statement of Operations for the Three Months Ended February 24, 2001
(Unaudited)
(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$60,786	$40,275	$—	$101,061
Cost of sales, excluding depreciation	18,867	18,150	—	37,017
Selling, general, and administrative expenses, excluding depreciation and amortization	20,016	18,141	—	38,157
Depreciation and amortization expense	1,780	1,516	—	3,296
Amortization of goodwill and other intangibles	963	89	—	1,052
Share of loss in joint venture	—	16	—	16
Management fees and other fees	(31)	195	—	164
Manufacturing start-up costs	2,439	—	—	2,439

Operating income	16,752	2,168	—	18,920
Other (income) expense:
Interest expense	4,872	197	(195)	4,874
Interest income	(197)	(1)	195	(3)
Other income and expenses	(67)	—	—	(67)
Equity in income of subsidiaries	(1,965)	—	1,965	—

Income (loss) before income taxes	14,109	1,972	(1,965)	14,116
Provision for income taxes	42	7	—	49

Net income (loss)	$14,067	$1,965	$(1,965)	$14,067

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidating Statement of Operations for the Six Months Ended February 24, 2001
(Unaudited)
(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$89,819	$63,515	$—	$153,334
Cost of sales, excluding depreciation	30,302	26,666	—	56,968
Selling, general, and administrative expenses, excluding depreciation and amortization	35,978	34,183	—	70,161
Depreciation and amortization expense	3,560	3,023	—	6,583
Amortization of goodwill and other intangibles	1,926	178	—	2,104
Share of loss in joint venture	—	105	—	105
Management fees and other fees	9	286	—	295
Manufacturing start-up costs	2,439	—	—	2,439

Operating income (loss)	15,605	(926)	—	14,679
Other (income) expense:
Interest expense	9,927	410	(405)	9,932
Interest income	(407)	(1)	405	(3)
Other income and expenses	(112)	(1)	—	(113)
Equity in loss of subsidiaries	1,343	—	(1,343)	—

Income (loss) before income taxes	4,854	(1,334)	1,343	4,863
Provision for income taxes	65	9	—	74

Net income (loss)	$4,789	$(1,343)	$1,343	$4,789

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidating Statement of Operations for the Three Months Ended February 26, 2000
(Unaudited)
(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$59,523	$41,420	$—	$100,943
Cost of sales, excluding depreciation	19,964	15,332	(191)	35,105
Selling, general, and administrative expenses, excluding depreciation and amortization	20,725	19,419	—	40,144
Depreciation and amortization expense	1,419	1,961	—	3,380
Amortization of goodwill and other intangibles	1,332	391	—	1,723
Share of loss in joint venture	—	10	—	10
Management fees and other fees	128	—	—	128

Operating income	15,955	4,307	191	20,453
Other (income) expense:
Interest expense	4,635	222	(210)	4,647
Interest income	(231)	—	210	(21)
Other income and expenses	(257)	3	191	(63)
Equity in income of subsidiaries	(4,082)	—	4,082	—

Income (loss) before income taxes	15,890	4,082	(4,082)	15,890
Provision for income taxes	37	—	—	37

Net income (loss)	$15,853	$4,082	$(4,082)	$15,853

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidating Statement of Operations for the Six Months Ended February 26, 2000
(Unaudited)
(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$88,455	$66,921	$—	$155,376
Cost of sales, excluding depreciation	31,794	24,617	(299)	56,112
Selling, general, and administrative expenses,
excluding depreciation and amortization	36,867	36,792	—	73,659
Depreciation and amortization expense	2,722	3,802	—	6,524
Amortization of goodwill and other intangibles	2,451	540	—	2,991
Share of loss in joint venture	—	70	—	70
Management fees and other fees	261	—	—	261

Operating income	14,360	1,100	299	15,759
Other (income) expense:
Interest expense	9,189	431	(418)	9,202
Interest income	(442)	—	418	(24)
Other income and expenses	(447)	(242)	299	(390)
Equity in income of subsidiaries	(911)	—	911	—

Income (loss) before income taxes	6,971	911	(911)	6,971
Provision for income taxes	58	—	—	58

Net income (loss)	$6,913	$911	$(911)	$6,913

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidating Statement of Cash Flows for the Six Months Ended February 24, 2001
(Unaudited)
(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income (loss)	$4,789	$(1,343)	$1,343	$4,789
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,486	3,201	—	8,687
Equity in loss of subsidiaries	1,343	—	(1,343)	—
Share of loss in joint venture	—	105	—	105
Changes in operating assets and liabilities:
Accounts receivables, net	(5,680)	(816)	—	(6,496)
Inventories	1,593	(2,508)	—	(915)
Prepaid expenses and other current assets	(57)	561	—	504
Intercompany	(2,592)	2,592	—	—
Other assets	(255)	—	—	(255)
Accounts payable and accrued liabilities	6,068	(1,625)	—	4,443

Net cash provided by operating activities	10,695	167	—	10,862
INVESTING ACTIVITIES
Purchase of plant and equipment	(2,432)	(596)	—	(3,028)

Net cash used in investing activities	(2,432)	(596)	—	(3,028)
FINANCING ACTIVITIES
Net borrowings under revolving line of credit	(6,500)	—	—	(6,500)
Principle payments of capital lease obligations	(19)	(8)	—	(27)
Costs related to refinancing	(163)	—	—	(163)

Net cash used in financing activities	(6,682)	(8)	—	(6,690)
Effect of exchange rates on cash	—	(49)	—	(49)

Net increase (decrease) in cash and cash equivalents	1,581	(486)	—	1,095
Cash and cash equivalents beginning of period	800	2,320	—	3,120

Cash and cash equivalents end of period	$2,381	$1,834	$—	$4,215

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidating Statement of Cash Flows for the Six Months Ended February 24, 2000
(Unaudited)
(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income (loss)	$6,913	$911	$(911)	$6,913
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,173	4,342	—	9,515
Equity in loss of subsidiaries	(911)	—	911	—
Share of loss in joint venture	—	70	—	70
Changes in operating assets and liabilities:
Accounts receivables, net	(5,913)	701	—	(5,212)
Inventories	3,134	(2,092)	—	1,042
Prepaid expenses and other current assets	(296)	(906)	—	(1,202)
Intercompany	4,058	(4,058)	—	—
Other assets	(226)	(140)	—	(366)
Accounts payable and accrued liabilities	2,553	2,281	—	4,834

Net cash provided by operating activities	14,485	1,109	—	15,594
INVESTING ACTIVITIES
Purchase of plant and equipment	(4,705)	(1,607)	—	(6,312)

Net cash used in investing activities	(4,705)	(1,607)	—	(6,312)
FINANCING ACTIVITIES
Net borrowings under revolving line of credit	(8,000)	—	—	(8,000)
Principle payments of capital lease obligations	(26)	(34)	—	(60)
Costs related to refinancing	(644)	(989)	—	(1,633)

Net cash used in financing activities	(8,670)	(1,023)	—	(9,693)
Effect of exchange rates on cash	—	—	—	—

Net increase (decrease) in cash and cash equivalents	1,110	(1,521)	—	(411)
Cash and cash equivalents beginning of period	2,290	4,618	—	6,908

Cash and cash equivalents end of period	$3,400	$3,097	$—	$6,497

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
February 24, 2001

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

THREE MONTHS ENDED FEBRUARY 24, 2001 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 26, 2000

    NET SALES.  Consolidated sales for the three months ended February 24, 2001 were $101.1 million, an increase of $0.2 million from $100.9 million for the three months ended February 26, 2000. Company-operated retail sales for the three months ended February 24, 2001 were $81.4, a decrease of $1.5 million, or 1.8%, from $82.9 million for the three months ended February 26, 2000. This decrease was due primarily to the ongoing closing of Sweet Factory stores and decline in Sweet Factory same store sales. The Company has closed 18 Sweet Factory stores since the first quarter of fiscal 2000. Same store sales increased 2.3% for Fannie May/Fanny Farmer and 0.6% (4.3% in Canadian Dollars) for Laura Secord, which was partially offset by a 5.2% decline in same store sales for Sweet Factory. Sales through the Company's third-party retail outlets and non-retail distribution channels increased $1.7 million to $19.7 million for the three months ended February 24, 2001 from $18.0 million for the three months ended February 26, 2000.

    GROSS PROFIT.  Gross profit for the three months ended February 24, 2001 was $64.0 million, a decrease of $1.8 million, or 2.7%, from $65.8 million for the three months ended February 26, 2000. Gross profit as a percentage of net sales decreased to 63.3% for the three months ended February 24, 2001 from 65.2% for the three months ended February 26, 2000. The decrease in gross profit dollars was due primarily to the decline in Sweet Factory sales and an increase in cost of goods sold for Laura Secord product, which was partially offset by increased sales in the third-party retail outlets and non-retail distribution channels and higher profit margins at the Fannie May/Fanny Farmer retail stores. The decrease in gross profit percentage was due primarily to the increased cost of goods sold for Laura Secord product.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  SG&A expenses were $38.2 million for the three months ended February 24, 2001, a decrease of $1.9 million, or 4.7%, from $40.1 million for the three months ended February 26, 2000. As a percentage of net sales, SG&A expenses decreased to 37.8% for the three months ended February 24, 2001 from 39.7% for the three months ended February 26, 2000. This decrease was due primarily to lower administrative wages associated with a reduction in the Company's workforce in the fourth quarter of fiscal year 2000 and lower wages and occupancy costs related to the ongoing closing of Sweet Factory stores.

    MANUFACTURING START-UP COSTS.  On June 8, 1999 the Company acquired the Laura Secord retail business from Nestlè Canada, Inc. At that time, the Company also entered into an agreement with Nestlè, pursuant to which Nestlè agreed to continue to produce for a one-year period substantially all the boxed chocolates and other chocolate confectionery items that are sold in Laura Secord stores. In September 2001, the Company transitioned the Laura Secord chocolate production to its manufacturing facility in Chicago, Illinois. These costs included start-up costs for cooking and enrobing, packaging, and warehouse and distribution; product development costs; and other costs.

    EBITDA.  Earnings before interest, income taxes, depreciation, and amortization (EBITDA), excluding manufacturing start-up costs, was $25.8 million for the three months ended February 24, 2001, as compared to $25.6 million for the three months ended February 26, 2000. The Fannie May/Fanny Farmer business contributed $3.0 million of increased EBITDA, which was offset by a decline in the Laura Secord and Sweet Factory businesses.

    OPERATING INCOME.  Operating income was $18.9 million for the three months ended February 24, 2001, a decrease of $1.6 million from $20.5 million for the three months ended February 26, 2000. The decrease in operating income was due primarily to the manufacturing start-up costs and a decline in gross profit, offset by lower SG&A expenses.

    NET INCOME.  Net income for the three months ended February 24, 2001 was $14.1 million, a decrease of $1.8 million from $15.9 million for the three months ended February 26, 2000. This decrease was due primarily to the decrease in operating income and additional interest expense.

SIX MONTHS ENDED FEBRUARY 24, 2001 COMPARED TO THE SIX MONTHS ENDED FEBRUARY 26, 2000

    NET SALES.  Consolidated sales for the six months ended February 24, 2001 were $153.3 million, a decrease of $2.1 million, or 1.4%, from $155.4 million for the six months ended February 26, 2000. Company-operated retail sales for the six months ended February 24, 2001 were $119.8, a decrease of $2.6 million, or 2.1%, from $122.4 million for the six months ended February 26, 2000. This decrease was due primarily to the ongoing closing of Sweet Factory stores and decline in Sweet Factory same store sales. Same store sales increased 1.4% for Fannie May/Fanny Farmer and 0.5% (3.8% in Canadian Dollars) for Laura Secord, which was offset by a 6.0% decline in same store sales for Sweet Factory. Sales through the Company's third-party retail outlets and non-retail distribution channels increased $0.5 million to $33.5 million for the six months ended February 24, 2001 from $33.0 million for the six months ended February 26, 2000.

    GROSS PROFIT.  Gross profit for the six months ended February 24, 2001 was $96.4 million, a decrease of $2.9 million, or 2.9%, from $99.3 million for the six months ended February 26, 2000. Gross profit as a percentage of net sales decreased to 62.9% for the six months ended February 24, 2001 from 63.9% for the six months ended February 26, 2000. The decrease in gross profit dollars was due primarily to the decline in Sweet Factory sales and an increase in cost of goods sold for Laura Secord product, which was partially offset by higher profit margins at the Fannie May/Fanny Farmer retail stores. The decrease in gross profit percentage was due primarily to the increased costs of goods sold for Laura Secord product.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  SG&A expenses were $70.2 million for the six months ended February 24, 2001, a decrease of $3.5 million, or 4.7%, from $73.7 million for the six months ended February 26, 2000. As a percentage of net sales, SG&A expenses decreased to 45.8% for the six months ended February 24, 2001 from 47.4% for the six months ended February 26, 2000. This decrease was due primarily to lower administrative wages associated with a reduction in the Company's workforce in the fourth quarter of fiscal year 2000 and lower wages and occupancy costs related to the ongoing closing of Sweet Factory stores.

    MANUFACTURING START-UP COSTS.  On June 8, 1999 the Company acquired the Laura Secord retail business from Nestlè Canada, Inc. At that time, the Company also entered into an agreement with Nestlè, pursuant to which Nestlè agreed to continue to produce for a one-year period substantially all the boxed chocolates and other chocolate confectionery items that are sold in Laura Secord stores. In September 2001, the Company transitioned the Laura Secord chocolate production to its manufacturing facility in Chicago, Illinois. These costs included start-up costs for cooking and enrobing, packaging, and warehouse and distribution; product development costs; and other costs.

    EBITDA.  Earnings before interest, income taxes, depreciation, and amortization (EBITDA), excluding manufacturing start-up costs, was $25.9 million for the six months ended February 24, 2001, as compared to $25.7 million for the six months ended February 26, 2000. The Fannie May/Fanny Farmer business contributed $3.6 million of increased EBITDA, which was offset by a decline in the Laura Secord and Sweet Factory businesses.

    OPERATING INCOME.  Operating income was $14.7 million for the six months ended February 24, 2001, a decrease of $1.1 million from $15.8 million for the six months ended February 26, 2000. The decrease in operating income was due primarily to the manufacturing start-up costs and a decline in gross profit, offset by lower SG&A expenses.

    NET INCOME.  Net income for the six months ended February 24, 2001 was $4.8 million, a decrease of $2.1 million from $6.9 million for the six months ended February 26, 2000. This decrease was due primarily to the decrease in operating income and additional interest expense.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $10.9 million for the six months ended February 24, 2001 compared to $15.6 million for the six months ended February 26, 2000. Net income was $4.8 million for the six months ended February 24, 2001 compared to $6.9 million for the six months ended February 26, 2000. Net income included non-cash depreciation and amortization charges of $8.7 million for the six months ended February 24, 2001 and $9.5 million for the six months ended February 26, 2000.

    Net cash used in investing activities decreased by $3.3 million to $3.0 million for the six months ended February 24, 2001 from $6.3 million for the six months ended February 26, 2000 due to lower capital expenditures.

    As of February 24, 2001, the Company had outstanding $170 million of 10.25% senior secured notes due July 1, 2004.

    The Company and its Canadian subsidiary, Archibald Candy (Canada) Corporation, are parties to two related revolving credit agreements that work together to provide for revolving loans to the Company and Archibald Candy (Canada) Corporation in an aggregate principal amount at any time not to exceed the lesser of (1) $20.0 million ($30.0 million prior to December 31, 2000) and (2) a borrowing base comprised primarily of a percentage of eligible accounts receivable, eligible inventory and some of the owned real properties.

    On July 25, 2000, the Company entered into an amendment of the revolving credit agreements that increased the borrowing availability from $25 million to $30 million until December 31, 2000 and to $20 million thereafter. The July 25, 2000 amendment required the borrowings to be paid in full during the period beginning December 27, 2000 and ending December 31, 2000. Borrowings were repaid in full during this period. As of February 24, 2001, the Company's cash balance was $4.2 million and the Company had outstanding borrowings under the revolving credit agreements of $12.0 million and letters of credit in the amount of $0.2 million.

    The revolving credit agreements expire on April 15, 2001. The Company has obtained from its lenders an extension of the revolving credit agreements until June 15, 2001. The Company will need to renew the revolving credit agreements or obtain alternative financing to meet its seasonal working capital needs and other requirements for the period after June 15, 2001, including interest payments on the senior secured notes. The Company did not meet the minimum EBITDA requirement of the revolving credit agreements for the quarter ended February 24, 2001. The Company has obtained from the lenders a waiver of such requirement.

    In addition, Fannie May Holdings, Inc. has certain dividend and redemption obligations for which the Company must generate the necessary funds. Holdings has the following three classes of preferred stock: Senior Preferred Stock, Junior Class A PIK Preferred Stock and Junior Class B PIK Preferred Stock. The Senior Preferred

    Stock was issued in 1991 in the original face amount of $10.0 million and is subject to mandatory redemption on August 31, 2001. The redemption value of the Senior Preferred Stock on August 31, 2001 will be approximately $12.7 million. The Junior Class A PIK Preferred Stock and the Junior Class B PIK Preferred Stock were issued in 1991 in the original face amounts of $7.0 million and $0.7 million, respectively. Both classes of Junior PIK Preferred Stock are subject to mandatory redemption on November 1, 2001. The redemption value of the Junior Class A PIK Preferred Stock and the Junior Class B PIK Preferred Stock on November 1, 2001 will be approximately $15.1 million and $1.5 million, respectively. As of February 24, 2001, affiliates of TCW Capital owned approximately 64% of the Junior Class A PIK Preferred Stock and affiliates of The Jordan Company owned approximately 36% of the Junior Class A PIK Preferred Stock and approximately 80% of the Junior Class B PIK Preferred Stock.

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

    In light of the above debt service and dividend and redemption obligations, and in order to have sufficient funds to meet the Company's projected capital expenditures and working capital requirements, the Company is exploring various alternatives, including extending, amending or refinancing the revolving credit agreements, and pursuing other sources of capital. While management believes the Company's financing requirements will be met, there can be no assurance that the Company will be able to accomplish any of these alternatives or that the Company will be able to do so on terms favorable to us.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's operations are not currently subject to market risks of a material nature for interest rates, foreign currency rates, commodity prices or other market price risks.

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
February 24, 2001

PART II—OTHER INFORMATION:

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibit 4.1—Amendment No. 6 and Waiver to Amended and Restated Credit Agreement dated as of April 10, 2001 by and among the Company, the lenders signatory thereto and Bank One, NA, as agent.

Exhibit 4.2—Amendment No. 1 and Waiver to Credit Agreement dated as of April 10, 2001 by and among Archibald Candy (Canada) Corporation and Bank One Canada.

(b)
No reports were filed on Form 8-K for the quarter ended February 24, 2001.

SIGNATURE

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

ARCHIBALD CANDY CORPORATION
DATE: APRIL 10, 2001	By:	/s/ RICHARD J. ANGLIN Richard J. Anglin Vice President and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

QuickLinks

ARCHIBALD CANDY CORPORATION FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 24, 2001 INDEX
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidated Balance Sheets As of February 24, 2001 and August 26, 2000 (In thousands, except per share data)
Consolidated Statements of Operations (Unaudited)
Consolidated Statements of Comprehensive Income (Unaudited)
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended February 24, 2001 and February 26, 2000 (In thousands)
Notes to Consolidated Financial Statements (Unaudited)
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidating Balance Sheet As of February 24, 2001 (Unaudited) (In thousands)
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidating Balance Sheet As of August 26, 2000 (In thousands)
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidating Statement of Operations for the Three Months Ended February 24, 2001 (Unaudited) (In thousands)
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidating Statement of Operations for the Six Months Ended February 24, 2001 (Unaudited) (In thousands)
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidating Statement of Operations for the Three Months Ended February 26, 2000 (Unaudited) (In thousands)
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidating Statement of Operations for the Six Months Ended February 26, 2000 (Unaudited) (In thousands)
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidating Statement of Cash Flows for the Six Months Ended February 24, 2001 (Unaudited) (In thousands)
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidating Statement of Cash Flows for the Six Months Ended February 24, 2000 (Unaudited) (In thousands)
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) February 24, 2001
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) February 24, 2001
SIGNATURE