Form 10-Q
period 2001-05-26
ARCHIBALD CANDY CORP
filed 2001-07-10
CIK 1044269

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934.

              For the Quarterly Period Ended May 26, 2001

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
                                 (312) 243-2700


         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filings requirements for the past 90 days. Yes   X     No
                                                     ----      -----

         As of July 10, 2001, the number of shares outstanding of the registrant's Common Stock was 4,210, all of which were held by Fannie May Holdings, Inc.

                           ARCHIBALD CANDY CORPORATION

                                    FORM 10-Q

                       FOR THE QUARTER ENDED MAY 26, 2001


                                      INDEX


PART I - FINANCIAL INFORMATION:

                                                                                   PAGE NO.
ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

    CONSOLIDATED BALANCE SHEETS                                                        1

    CONSOLIDATED STATEMENTS OF OPERATIONS                                              2

    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)                             3

    CONSOLIDATED STATEMENTS OF CASH FLOWS                                              4

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                         5

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND              16
         RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS                  20


PART II - OTHER INFORMATION:

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K                                            21

SIGNATURES                                                                            22

PART I - FINANCIAL INFORMATION:

    ITEM 1 - FINANCIAL STATEMENTS

                           ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 MAY 26,               AUGUST 26,
                                                                  2001                   2000
                                                             ----------------      ----------------
                                                               (UNAUDITED)
ASSETS

Current assets:
     Cash and cash equivalents                                     $ 5,209                $ 3,120
     Accounts receivable, net                                        2,975                  1,433
     Inventories                                                    34,119                 42,787
     Prepaid expenses and other current assets                       3,023                  3,355
                                                                   -------                -------

Total current assets                                                45,326                 50,695

Property, plant, and equipment, net                                 41,505                 52,149
Goodwill, net                                                       69,425                 70,938
Noncompete agreements and other intangibles, net                       709                    778
Deferred financing fees, net                                         5,815                  7,252
Investment in joint venture                                          1,957                  1,737
Other assets                                                         1,388                  1,314
                                                                   -------                -------

Total assets                                                      $166,125               $184,863
                                                                  ========               ========

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current liabilities:
     Revolving line of credit                                      $11,300                $18,500
     Accounts payable                                               14,235                 17,130
     Restructuring reserve                                           2,293                    494
     Accrued liabilities                                             4,645                  4,495
     Payroll and related liabilities                                 3,153                  3,141
     Accrued interest                                                7,608                  3,263
     Current portion of capital lease obligations                        8                     49
                                                                   -------                -------

Total current liabilities                                           43,242                 47,072

Due to affiliate                                                        40                     40
Long-term debt                                                     170,000                170,000
Deferred rent                                                        1,026                  1,474
Capital lease obligations, less current portion                        130                     11

Shareholder's equity (deficit):
      Common stock, $0.01 par value:
        Authorized - 25,000 shares
        Issued and outstanding - 4,210 shares
     Additional paid-in-capital                                     18,700                 18,700
     Accumulated deficit                                           (66,681)               (52,587)
     Other comprehensive income (loss)                                (332)                   153
                                                                   -------                -------

Total shareholder's equity (deficit)                               (48,313)               (33,734)
                                                                   -------                -------
Total liabilities and shareholder's equity (deficit)              $166,125               $184,863
                                                                  ========               ========

See accompanying  notes.

                           ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                       --------------------------------    ---------------------------------
                                                           MAY 26,            MAY 27,           MAY 26,           MAY 27,
                                                            2001               2000              2001              2000
                                                       -------------    ---------------    ---------------   ---------------
Net sales                                                  $57,574           $ 56,222           $210,908          $211,598



Cost of sales, excluding depreciation                       25,297             22,436             82,265            78,548
Cost of sales, nonrecurring(1)                               1,400                  -              1,400                 -
                                                       -------------    ---------------    ---------------   ---------------
      Total cost of sales                                   26,697             22,436             83,665            78,548

Selling, general, and administrative expenses,
    excluding depreciation and amortization                 31,589             34,078            101,750           107,737
Depreciation and amortization expense                        3,293              3,227              9,876             9,751
Amortization of goodwill and other intangibles               1,202              1,445              3,306             4,436
Restructuring expense(1)                                     8,100                  -              8,100                 -
Share of loss in joint venture                                  82                 89                187               159
Management fees and other fees                                 132                129                427               390
Manufacturing start-up costs(2)                                659                  -              3,098                 -
                                                       -------------    ---------------    ---------------   ---------------

Operating income (loss)                                    (14,180)            (5,182)               499            10,577

Other (income) and expense:
Interest expense                                             4,686              4,597             14,617            13,800
Interest income                                                  -                  -                 (2)              (25)
Other income and expense                                        13                227               (100)             (163)
                                                       -------------    ---------------    ---------------   ---------------

Loss before income taxes                                   (18,879)           (10,006)           (14,016)           (3,035)
Provision for income taxes                                       4                 92                 78               150
                                                       -------------    ---------------    ---------------   ---------------

Net loss                                                  $(18,883)          ($10,098)          $(14,094)          $(3,185)
                                                       =============    ===============    ===============   ===============



(1) These expenses relate to the closing of unprofitable Sweet Factory stores (see Note 4 to the Consolidated Financial Statements).

(2) These costs relate to the manufacturing start-up of Laura Secord products (see Note 5 to the Consolidated Financial Statements).


See accompanying notes.

                                 ARCHIBALD CANDY CORPORATION
                   (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(LOSS) (UNAUDITED)
                                    (IN THOUSANDS)


                                                          THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                          ------------------                     -----------------
                                                       MAY 26,            MAY 27,            MAY 26,           MAY 27,
                                                        2001               2000               2001              2000
                                                   -------------     ---------------     -------------     -------------
Net loss                                             $(18,883)           $(10,098)          $(14,094)         $(3,185)

Other comprehensive income (loss):
Foreign currency translation adjustment                  (436)                 62               (485)              62
                                                   -------------     ---------------     -------------     -------------

Comprehensive loss                                   $(19,319)           $(10,036)          $(14,579)         $(3,123)
                                                   =============     ===============     =============     =============


See accompanying notes.

                                     ARCHIBALD CANDY CORPORATION
                        (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                         (IN THOUSANDS)

                                                                              NINE MONTHS ENDED
                                                                  ---------------------------------------
                                                                       MAY 26,                MAY 27,
                                                                        2001                   2000
                                                                  -----------------     -----------------
OPERATING ACTIVITIES
Net loss                                                                $(14,094)                $(3,185)
Adjustments to reconcile net loss to net cash provided by
    operating activities:
       Depreciation and amortization                                      13,182                  14,187
       Restructuring expense                                               9,500                       -
      Share of loss in joint venture                                         187                     159
      Changes in operating assets and liabilities:
         Accounts receivable, net                                         (1,542)                    531
         Inventories                                                       8,164                     (84)
         Prepaid expenses and other current assets                           332                    (927)
         Other assets                                                       (670)                   (365)
         Accounts payable and accrued liabilities                            328                   3,515
         Restructuring reserve                                            (1,328)                      -
                                                                    -------------             -----------

Net cash provided by operating activities                                 14,059                  13,831

INVESTING ACTIVITIES
Purchase of plant and equipment                                           (4,087)                 (9,591)
Sweet Factory license payment                                                  -                    (750)
                                                                    -------------             -----------

Net cash used in investing activities                                     (4,087)                (10,341)

FINANCING ACTIVITIES
Net payments under revolving line of credit                               (7,200)                 (4,000)
Principal payments of capital lease obligations                              (35)                    (85)
Costs related to financing                                                  (163)                 (1,885)
                                                                    -------------             -----------

Net cash used in financing activities                                     (7,398)                 (5,970)
Effect of exchange rates on cash                                            (485)                      -
                                                                    -------------             -----------
Net increase (decrease) in cash and cash equivalents                       2,089                  (2,480)
Cash and cash equivalents beginning of period                              3,120                   6,908
                                                                    -------------             -----------

Cash and cash equivalents end of period                                  $ 5,209                 $ 4,428
                                                                    =============             ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest                                                             $10,271                 $ 9,302
                                                                    =============             ===========

Non-cash investing and financing activities:
     Capital lease obligations recorded                                    $ 132                   $   -
                                                                    =============             ===========

See accompanying notes.

                           ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 26, 2001


NOTE 1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Archibald Candy Corporation ("Archibald") and its subsidiaries (collectively, the "Company") are manufacturers and retailers of boxed chocolates and other confectionery items. The Company sells its Fannie May, Fanny Farmer, Sweet Factory and Laura Secord candies in over 650 Company-operated stores and in approximately 9,300 third-party retail outlets as well as through quantity order, mail order and fundraising programs in the United States and Canada. The Company is a wholly owned subsidiary of Fannie May Holdings, Inc.

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

Results of operations for the period from August 27, 2000 to May 26, 2001 are not necessarily indicative of the results that may be achieved for the entire year.

NOTE 2.    INVENTORIES

Inventories are comprised of the following (in thousands):

                                                                                   MAY 26,        AUGUST 26,
                                                                                    2001           2000
                                                                                 -----------    ------------
                Raw materials and packaging.......................                 $16,247        $14,492
                Work in process...................................                     326            304
                Finished goods....................................                  17,546         27,991
                                                                                   -------      ------------

                                                                                   $34,119        $42,787
                                                                                   =======      ============

NOTE 3.   DEBT

         On June 28, 2001, the Company and its subsidiary, Sweet Factory, Inc., entered into a revolving credit facility with The CIT Group/Business Credit, Inc., as agent. The initial borrowings under the new credit facility were used by the Company, in part, to pay all outstanding obligations under its revolving credit facility with Bank One, NA, as agent, which facility the Company then terminated. The new credit facility provides for revolving loans to, and letter of credit issuances on behalf of, the Company and Sweet Factory, Inc., subject to certain borrowing conditions, in an aggregate amount at any time not to exceed the lesser of (1) $30.0 million and (2) a borrowing base comprised of a percentage of the Company's, Sweet Factory, Inc.'s and Archibald Candy (Canada) Corporation's eligible accounts receivable and inventory and the Company's owned store locations, which borrowing base components are subject to certain limits. The Company may advance from time to time up to $5.0 million of credit facility borrowings to Archibald Candy (Canada) Corporation.

Long-term debt at May 26, 2001 and August 26, 2000 is comprised of $170 million of 10.25% senior secured notes due July 1, 2004.

                           ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 26, 2001


NOTE 4.    RESTRUCTURING EXPENSE

In connection with the review of the profitability of its Sweet Factory stores, the Company has decided to close 79 stores. As of July 3, 2001, 34 of these stores have been closed and it is anticipated an additional 45 stores will be closed by April 2002. During the third quarter of 2001, the Company recorded a charge of $9.5 million associated with these store closings, of which $1.4 million is included in cost of sales related to inventory liquidation costs. Approximately $2.9 million of the charge represents cash expenditures. The components of the charges are as follows (in thousands):

                                             CHARGE TO                                          RESERVE AS OF
                                              EARNINGS          CASH PAID       NON-CASH        MAY 26, 2001
                                              --------          ---------       --------        ------------
   Write-off of fixed assets                    $5,508            $     -        $(5,508)           $    -
   Lease termination costs                       2,289             (1,108)             -             1,181
   Inventory liquidation costs                   1,400                  -           (504)              896
   Deferred rent                                  (274)                 -            133              (141)
   Other costs                                     577               (220)             -               357
                                                ------            -------        -------            ------

                                                $9,500            $(1,328)       $(5,879)           $2,293
                                                ======            =======        =======            ======

Write-off of fixed assets represents the net book value of fixed assets. Lease termination costs represent payments to landlords for early termination of leases. Inventory liquidation costs represent the markdowns to sell inventory and disposal of unsold inventory. Deferred rent represents the reversal of a liability recorded for future rent expense. Other costs primarily include legal fees, severance and fixed asset removal costs.

NOTE 5.    MANUFACTURING START-UP COSTS

On June 8, 1999, the Company acquired the Laura Secord retail business from Nestle Canada, Inc. At that time the Company also entered into an agreement with Nestle, pursuant to which Nestle agreed to continue to produce for a one-year period substantially all the boxed chocolates and other chocolate confectionery items that are sold in Laura Secord stores. In September 2000, the Company transitioned the Laura Secord chocolate production to its manufacturing facility in Chicago, Illinois. Below is a summary of the costs associated with this transition (in thousands):

   Production start-up for cooking and enrobing            $1,546
   Packaging start-up                                         563
   Warehouse and distribution start-up                        727
   Product development                                        155
   Other                                                      107
                                                           ------

           Total                                           $3,098
                                                           ======

NOTE 6.    INCOME TAXES

The provision for income taxes differs from the amount of income tax benefit computed by applying the United States federal income tax rate due to the Company not recognizing the benefit of net operating losses.

                           ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 26, 2001


NOTE 7.    GUARANTOR SUBSIDIARIES

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

                           ARCHIBALD CANDY CORPORATION
              (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)
                            CONSOLIDATING BALANCE SHEET
                                AS OF MAY 26, 2001
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                        ARCHIBALD CANDY       GUARANTOR
                                                          CORPORATION       SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
                                                      -------------------- ---------------- ---------------- ----------------
ASSETS

       Current assets:
          Cash and cash equivalents                         $  1,928           $ 3,281             $     -             $5,209
          Accounts receivable, net                             2,178               797                   -              2,975
          Inventories                                         27,167             6,952                   -             34,119
          Prepaid expenses and other current assets            2,215               808                   -              3,023
                                                         -----------        ----------         -----------        -----------

       Total current assets                                   33,488            11,838                   -             45,326

       Property, plant and equipment, net                     23,760            17,745                   -             41,505
       Intercompany                                           29,521           (29,521)                  -                  -
       Investment in subsidiaries                              4,124                 -              (4,124)                 -
       Other assets                                           65,859            13,435                   -             79,294
                                                         -----------        ----------         -----------        -----------

Total assets                                                $156,752           $13,497             $(4,124)          $166,125
                                                         ===========        ==========         ===========        ===========

LIABILITIES AND SHAREHOLDER'S
EQUITY (DEFICIT)

       Current liabilities:
          Revolving line of credit                          $ 11,300             $   -               $   -            $11,300
          Accounts payable                                    10,948             3,287                   -             14,235
          Restructuring reserve                                    -             2,293                   -              2,293
          Other current liabilities                           12,314             3,100                   -             15,414
                                                         -----------        ----------         -----------        -----------

       Total current liabilities                              34,562             8,680                   -             43,242

       Long-term debt, less current portion                  170,000                 -                   -            170,000
       Other noncurrent liabilities                              172             1,024                   -              1,196

Total shareholder's equity (deficit)                         (47,982)            3,793              (4,124)           (48,313)
                                                         -----------        ----------         -----------        -----------

Total liabilities and shareholder's equity (deficit)        $156,752           $13,497             $(4,124)          $166,125
                                                         ===========        ==========         ===========        ===========

                            ARCHIBALD CANDY CORPORATION
              (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.)
                            CONSOLIDATING BALANCE SHEET
                                AS OF AUGUST 26, 2000
                                   (IN THOUSANDS)


                                                  ARCHIBALD CANDY        GUARANTOR
                                                    CORPORATION        SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED
                                                 -----------------    --------------     --------------     ------------
ASSETS

      Current assets:
         Cash and cash equivalents                        $  800            $ 2,320             $     -          $ 3,120
         Accounts receivable, net                          1,114                319                   -            1,433
         Inventories                                      35,925              6,862                   -           42,787
         Prepaid expenses and other current
             assets                                        2,194              1,161                   -            3,355
                                                     -----------         ----------        ------------      -----------

      Total current assets                                40,033             10,662                   -           50,695

      Property, plant and equipment, net                  25,492             26,657                   -           52,149

      Intercompany                                        29,110            (29,110)                  -                -
      Investment in subsidiaries                          14,660                  -             (14,660)               -
      Other assets                                        68,538             13,481                   -           82,019
                                                     -----------         ----------        ------------      -----------

Total assets                                            $177,833           $ 21,690            $(14,660)        $184,863
                                                     ===========         ==========        ============      ===========

LIABILITIES AND SHAREHOLDER'S
EQUITY (DEFICIT)

      Current liabilities:
         Revolving line of credit                       $ 18,500           $      -            $      -          $18,500
         Accounts payable                                 14,589              2,541                   -           17,130
         Other current liabilities                         8,591              2,851                   -           11,442
                                                     -----------         ----------        ------------      -----------

      Total current liabilities                           41,680              5,392                   -           47,072

      Long-term debt, less current portion               170,000                 11                   -          170,011
      Other noncurrent liabilities                            40              1,474                   -            1,514
      Total shareholder's equity (deficit)               (33,887)            14,813             (14,660)         (33,734)
                                                     -----------         ----------        ------------      -----------

Total liabilities and shareholder's
      equity (deficit)                                  $177,833           $ 21,690            $(14,660)        $184,863
                                                     ===========         ==========        ============      ===========

                          ARCHIBALD CANDY CORPORATION
           (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.) CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 26, 2001
                                 (UNAUDITED)
                                (IN THOUSANDS)


                                                     ARCHIBALD CANDY         GUARANTOR
                                                       CORPORATION          SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                                   -------------------     --------------    --------------    ------------
Net sales                                                  $29,584             $27,990           $      -           $57,574

Cost of sales, excluding depreciation                       13,700              11,597                  -            25,297
Cost of sales, nonrecurring                                      -               1,400                  -             1,400
                                                   -------------------     --------------    --------------    ------------
      Total cost of sales                                   13,700              12,997                  -            26,697

Selling, general, and administrative expenses,
      excluding depreciation and amortization               15,264              16,325                  -            31,589
Depreciation and amortization expense                        1,779               1,514                  -             3,293
Amortization of goodwill and other intangibles               1,113                  89                  -             1,202
Restructuring expense                                            -               8,100                  -             8,100
Share of loss in joint venture                                   -                  82                  -                82
Management fees and other fees                                  10                 122                  -               132
Manufacturing start-up costs                                  (146)                805                  -               659
                                                   -------------------     --------------    --------------    ------------

Operating loss                                              (2,136)            (12,044)                 -           (14,180)

Other (income) expense:
      Interest expense                                       4,686                 195               (195)            4,686
      Interest income                                         (195)                  -                195                 -
      Other income and expenses                                (35)                 48                  -                13
Equity in loss of subsidiaries                              12,293                   -            (12,293)                -
                                                   -------------------     --------------    --------------    ------------

Income (loss) before income taxes                          (18,885)            (12,287)            12,293           (18,879)
Provision  for income taxes                                     (2)                  6                  -                 4
                                                   -------------------     --------------    --------------    ------------

Net income (loss)                                         $(18,883)           $(12,293)          $ 12,293          $(18,883)
                                                   ===================     ==============    ==============    ============

                           ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.) CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED MAY 26, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                    ARCHIBALD CANDY         GUARANTOR
                                                      CORPORATION         SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                  --------------------   --------------   --------------    ------------
Net sales                                                 $119,403             $91,505         $       -        $210,908

Cost of sales, excluding depreciation                       44,002              38,263                 -          82,265
Cost of sales, nonrecurring                                      -               1,400                 -           1,400
                                                  --------------------   --------------   --------------    ------------
     Total cost of sales                                    44,002              39,663                 -          83,665

Selling, general, and administrative
      expenses, excluding depreciation and
      amortization                                          51,242              50,508                 -         101,750
Depreciation and amortization expense                        5,339               4,537                 -           9,876
Amortization of goodwill and other intangibles               3,039                 267                 -           3,306
Restructuring expense                                            -               8,100                 -           8,100
Share of loss in joint venture                                   -                 187                 -             187
Management fees and other fees                                  19                 408                 -             427
Manufacturing start-up costs                                 2,293                 805                 -           3,098
                                                  --------------------   --------------   --------------    ------------

Operating income (loss)                                     13,469             (12,970)                -             499

Other (income) expense:
      Interest expense                                      14,613                 605              (601)         14,617
      Interest income                                         (602)                 (1)              601              (2)
      Other income and expenses                               (147)                 47                 -            (100)
Equity in loss of subsidiaries                              13,636                   -           (13,636)              -
                                                  --------------------   --------------   --------------    ------------

Income (loss) before income taxes                          (14,031)            (13,621)           13,636         (14,016)
Provision  for income taxes                                     63                  15                 -              78
                                                  --------------------   --------------   --------------    ------------

Net income (loss)                                         $(14,094)           $(13,636)          $13,636        $(14,094)
                                                  ====================   ==============   ==============    ============


                           ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.) CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 27, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                      ARCHIBALD CANDY       GUARANTOR
                                                        CORPORATION        SUBSIDIARIES      ELIMINATIONS        CONSOLIDATED
                                                    -------------------- ---------------   ----------------    ----------------
Net sales                                                  $27,329             $ 29,581           $ (688)             $56,222
Cost of sales, excluding depreciation                       11,248               11,577             (389)              22,436
Selling, general, and administrative expenses,
      excluding depreciation and amortization               16,706               17,372                -               34,078
Depreciation and amortization expense                        1,425                1,802                -                3,227
Amortization of goodwill and other intangibles               1,176                  269                -                1,445
Share of loss in joint venture                                   -                   89                -                   89
Management fees and other fees                                 129                    -                -                  129
                                                    -------------------- ---------------   ----------------    ----------------

Operating income (loss)                                     (3,355)              (1,528)            (299)              (5,182)

Other (income) expense:
      Interest expense                                       4,383                  214                -               4,597
      Interest income                                            -                    -                -                   -
      Other income and expenses                               (211)                 737             (299)                227
Equity in loss of subsidiaries                               2,479                    -           (2,479)                  -
                                                    -------------------- ---------------   ----------------    ----------------

Income (loss) before income taxes                          (10,006)              (2,479)           2,479             (10,006)
Provision  for income taxes                                     92                    -                -                  92
                                                    -------------------- ---------------   ----------------    ----------------

Net income (loss)                                        $ (10,098)            $ (2,479)          $2,479           $ (10,098)
                                                    ==================== ===============   ================    ================

                            ARCHIBALD CANDY CORPORATION
               (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.) CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED MAY 27, 2000
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                      ARCHIBALD CANDY        GUARANTOR
                                                        CORPORATION        SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                                    --------------------  --------------    --------------    ------------
Net sales                                                  $117,025             $96,502           $(1,929)        $211,598
Cost of sales, excluding depreciation                        44,283              36,194            (1,929)          78,548
Selling, general, and administrative expenses,
      excluding depreciation and amortization                53,573              54,164                 -          107,737
Depreciation and amortization expense                         4,147               5,604                 -            9,751
Amortization of goodwill and other intangibles                3,627                 809                 -            4,436
Share of loss in joint venture                                    -                 159                 -              159
Management fees and other fees                                  390                   -                 -              390
                                                    --------------------  --------------    --------------    ------------

Operating income                                             11,005                (428)                -           10,577

Other (income) expense:
      Interest expense                                       13,155                 645                 -           13,800
      Interest income                                           (25)                  -                 -              (25)
      Other income and expenses                                (658)                495                 -             (163)
Equity in loss of subsidiaries                                1,568                   -            (1,568)               -
                                                    --------------------  --------------    --------------    ------------

Income (loss) before income taxes                            (3,035)             (1,568)            1,568           (3,035)
Provision  for income taxes                                     150                   -                 -              150
                                                    --------------------  --------------    --------------    ------------

Net income (loss)                                           $(3,185)            $(1,568)          $ 1,568          $(3,185)
                                                    ====================  ==============    ==============    ============


                           ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.) CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED MAY 26, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                        ARCHIBALD CANDY        GUARANTOR
                                                          CORPORATION         SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
                                                      --------------------   --------------     --------------      ------------
OPERATING ACTIVITIES
Net income (loss)                                             $(14,094)          $(13,636)          $ 13,636            $(14,094)
Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
         Depreciation and amortization                           8,378              4,804                  -              13,182
         Restructuring expense                                       -              9,500                  -               9,500
         Equity in loss of subsidiaries                         13,636                  -            (13,636)                  -
         Share of loss in joint venture                              -                187                  -                 187
Changes in operating assets and liabilities:
      Accounts receivables, net                                 (1,064)              (478)                 -              (1,542)
      Inventories                                                8,758               (594)                 -               8,164
      Prepaid expenses and other current assets                    (21)               353                  -                 332
      Intercompany                                              (3,513)             3,513                  -                   -
      Other assets                                                (670)                 -                  -                (670)
      Accounts payable and accrued liabilities                     (19)               347                  -                 328
      Restructuring reserve                                          -             (1,328)                 -              (1,328)
                                                      --------------------   --------------     --------------      ------------

Net cash provided by operating activities                       11,391              2,668                  -              14,059

INVESTING ACTIVITIES
Purchase of plant and equipment                                 (2,878)            (1,209)                 -              (4,087)
                                                      --------------------   --------------     --------------      ------------

Net cash used in investing activities                           (2,878)            (1,209)                 -              (4,087)

FINANCING ACTIVITIES
Net borrowings under revolving line of credit                   (7,200)                 -                  -              (7,200)
Principle payments of capital lease obligations                    (22)               (13)                 -                 (35)
Costs related to refinancing                                      (163)                 -                  -                (163)
                                                      --------------------   --------------     --------------      ------------

Net cash used in financing activities                           (7,385)               (13)                 -              (7,398)
Effect of exchange rates on cash                                     -               (485)                 -                (485)
                                                      --------------------   --------------     --------------      ------------

Net increase in cash and cash equivalents                        1,128                961                  -               2,089
Cash and cash equivalents beginning of period                      800              2,320                  -               3,120
                                                      --------------------   --------------     --------------      ------------

Cash and cash equivalents end of period                        $ 1,928            $ 3,281               $  -             $ 5,209
                                                      ====================   ==============     ==============      ============

                           ARCHIBALD CANDY CORPORATION
            (A WHOLLY OWNED SUBSIDIARY OF FANNIE MAY HOLDINGS, INC.) CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED MAY 27, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                        ARCHIBALD CANDY        GUARANTOR
                                                          CORPORATION         SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
                                                      --------------------   --------------     --------------    ------------
OPERATING ACTIVITIES
Net income (loss)                                              $(3,185)           $(1,568)          $  1,568          $ (3,185)

Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
         Depreciation and amortization                           7,774              6,413                  -            14,187
         Equity in loss of subsidiaries                          1,568                  -             (1,568)                -
         Share of loss in joint venture                              -                159                  -               159
Changes in operating assets and liabilities:
      Accounts receivables, net                                 (1,193)             1,724                  -               531
      Inventories                                                1,792             (1,876)                 -               (84)
      Prepaid expenses and other current assets                   (378)              (549)                 -              (927)
      Intercompany                                               3,621             (3,621)                 -                 -
      Other assets                                                (113)              (252)                 -              (365)
      Accounts payable and accrued liabilities                   1,763              1,752                                3,515
                                                      --------------------   --------------     --------------    ------------

Net cash provided by operating activities                       11,649              2,182                  -            13,831

INVESTING ACTIVITIES
Purchase of plant and equipment                                 (7,084)            (2,507)                 -            (9,591)
Sweet Factory license payment                                        -               (750)                 -              (750)
                                                      --------------------   --------------     --------------    ------------

Net cash used in investing activities                           (7,084)            (3,257)                 -           (10,341)

FINANCING ACTIVITIES
Net borrowings under revolving line of credit                   (4,000)                 -                  -            (4,000)
Principle payments of capital lease obligations                    (37)               (48)                 -               (85)
Costs related to refinancing                                      (757)            (1,128)                              (1,885)
                                                      --------------------   --------------     --------------    ------------

Net cash used in financing activities                           (4,794)            (1,176)                 -            (5,970)

Effect of exchange rates on cash                                     -                  -                  -                 -
                                                      --------------------   --------------     --------------    ------------

Net increase (decrease) in cash and cash
    equivalents                                                   (229)            (2,251)                 -            (2,480)
Cash and cash equivalents beginning of period                    2,290              4,618                  -             6,908
                                                      --------------------   --------------     --------------    ------------

Cash and cash equivalents end of period                        $ 2,061            $ 2,367         $        -            $4,428
                                                      ====================   ==============     ==============    ============

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

THREE MONTHS ENDED MAY 26, 2001 COMPARED TO THE THREE MONTHS ENDED  MAY 27, 2000

NET SALES. Consolidated sales for the three months ended May 26, 2001 were $57.6 million, an increase of $1.4 million from $56.2 million for the three months ended May 27, 2000. Company-operated retail sales for the three months ended May 26, 2001 were $48.5, a decrease of $1.9 million, or 3.8%, from $50.4 million for the three months ended May 27, 2000. This decrease was due primarily to the ongoing closing of Sweet Factory stores and decline in Sweet Factory same store sales. Same store sales decreased 0.2% for Fannie May/Fanny Farmer and 3.7% for Sweet Factory. Laura Secord same store sales decreased by 1.1% in U.S. currency; however, increased by 3.6% in Canadian dollars. Sales through the Company's third-party retail outlets and non-retail distribution channels increased $3.3 million, or 56.9%, to $9.1 million for the three months ended May 26, 2001 from $5.8 million for the three months ended May 27, 2000.

GROSS PROFIT. Gross profit for the three months ended May 26, 2001 was $30.9 million, a decrease of $2.9 million, or 8.6%, from $33.8 million for the three months ended May 27, 2000. This decrease in gross profit dollars was due primarily to inventory liquidation costs relating to the closing of unprofitable Sweet Factory stores totaling $1.4 million (see "Restructuring Expense" discussion below), the decline in Sweet Factory sales, and an increase in cost of sales for Laura Secord product; which was partially offset by increased sales in the third-party retail outlets and non-retail distribution channels and higher profit margins at the Fannie May/Fanny Farmer retail stores. Gross profit as a percentage of net sales, without giving effect to the Sweet Factory nonrecurring costs of $1.4 million, decreased to 56.1% for the three months ended May 26, 2001 from 60.1% for the three months ended May 27, 2000. The decrease in gross profit percentage was due primarily to the increased cost of sales for Laura Secord product.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $31.6 million for the three months ended May 26, 2001, a decrease of $2.5 million, or 7.3%, from $34.1 million for the three months ended May 27, 2000. As a percentage of net sales, SG&A expenses decreased to 54.9% for the three months ended May 26, 2001 from 60.7% for the three months ended May 27, 2000. This decrease was due primarily to lower administrative wages associated with a reduction in the Company's workforce in the fourth quarter of fiscal year 2000 and lower wages and occupancy costs related to the ongoing closing of Sweet Factory stores.

RESTRUCTURING EXPENSE. To improve the profitability of the Sweet Factory business, the Company anticipates closing 79 unprofitable stores. As of July 3, 2001, 34 of these stores have been closed and the remaining 45 stores will be closed by April 2002. A restructuring charge of $9.5 million was recorded during the third quarter of 2001, of which $1.4 million is included in cost of sales relating to inventory liquidation costs. Approximately $2.9 million of the $9.5 million charge represents cash expenditures for lease termination costs and other costs associated with vacating the stores. The remaining charge of $6.5 million is primarily for the write-off of fixed assets and inventory liquidation costs. The Company's management believes that these store closings will improve the Company's earnings before interest, income taxes, depreciation and amortization (EBITDA) by approximately $3.5 million annually.

MANUFACTURING START-UP COSTS. On June 8, 1999, the Company acquired the Laura Secord retail business from Nestle Canada, Inc. At that time, the Company also entered into an agreement with Nestle, pursuant to which Nestle agreed to continue to produce for a one-year period substantially all the boxed chocolates and other chocolate confectionery items that are sold in Laura Secord stores. In September 2000, the Company transitioned the Laura Secord chocolate production to its manufacturing facility in Chicago, Illinois. These costs included start-up costs for cooking and enrobing, packaging, and warehouse and distribution; product development costs; and other costs.

EBITDA. EBITDA, excluding restructuring expense of $9.5 million and manufacturing start-up costs of $0.7 million, was $0.5 million for the three months ended May 26, 2001, an increase of $1.2 million from ($0.7) million for the three months ended May 27, 2000.

OPERATING LOSS. Operating loss was $14.2 million for the three months ended May 26, 2001, an increase of $9.0 million from $5.2 million for the three months ended May 27, 2000. The increase in operating loss was due primarily to the restructuring charge for the closing of unprofitable Sweet Factory stores, the manufacturing start-up costs and an increase in cost of sales for Laura Secord product, offset by lower SG&A expenses.

NET LOSS. Net loss for the three months ended May 26, 2001 was $18.9 million, an increase of $8.8 million from $10.1 million for the three months ended May 27, 2000. This increase was due primarily to the decrease in operating income.

NINE MONTHS ENDED MAY 26, 2001 COMPARED TO THE NINE MONTHS ENDED MAY 27, 2000

NET SALES. Consolidated sales for the nine months ended May 26, 2001 were $210.9 million, a decrease of $0.7 million, or 0.4%, from $211.6 million for the nine months ended May 27, 2000. Company-operated retail sales for the nine months ended May 26, 2001 were $168.3, a decrease of $4.5 million, or 2.6%, from $172.8 million for the nine months ended May 27, 2000. This decrease was due primarily to the ongoing closing of Sweet Factory stores and decline in Sweet Factory same store sales. Same store sales increased 1.5% for Fannie May/Fanny Farmer and decreased 5.2% for Sweet Factory. Laura Secord same store sales decreased 0.2% in U.S. currency; however, increased by 3.8% in Canadian dollars. Sales through the Company's third-party retail outlets and non-retail distribution channels increased $3.8 million, or 9.8%, to $42.6 million for the nine months ended May 26, 2001 from $38.8 million for the nine months ended May 27, 2000.

GROSS PROFIT. Gross profit for the nine months ended May 26, 2001 was $127.2 million, a decrease of $5.9 million, or 4.4%, from $133.1 million for the nine months ended May 27, 2000. This decrease in gross profit dollars was due primarily to inventory liquidation costs relating to the closing of unprofitable Sweet Factory stores totaling $1.4 million (see "Restructuring Expense" discussion below), the decline in Sweet Factory sales, and an increase in cost of sales for Laura Secord product; which was partially offset by higher profit margins at the Fannie May/Fanny Farmer retail stores. Gross profit as a percentage of net sales, without giving effect to the Sweet Factory nonrecurring costs of $1.4 million, decreased to 61.0% for the nine months ended May 26, 2001 from 62.9% for the nine months ended May 27, 2000. The decrease in gross profit percentage was due primarily to the increased cost of sales for Laura Secord product.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $101.8 million for the nine months ended May 26, 2001, a decrease of $5.9 million, or 5.5%, from $107.7 million for the nine months ended May 27, 2000. As a percentage of net sales, SG&A expenses decreased to 48.3% for the nine months ended May 26, 2001 from 50.9% for the nine months ended May 27, 2000. This decrease was due primarily to lower administrative wages associated with a reduction in the Company's workforce in the fourth quarter of fiscal year 2000 and lower wages and occupancy costs related to the ongoing closing of Sweet Factory stores.

RESTRUCTURING EXPENSE. To improve the profitability of the Sweet Factory business, the Company anticipates closing 79 unprofitable stores. As of July 3, 2001, 34 of these stores have been closed and the remaining 45 stores will be closed by April 2002. A restructuring charge of $9.5 million was recorded during the third quarter of 2001, of which $1.4 million is included in cost of sales relating to inventory liquidation costs. Approximately $2.9 million of the $9.5 million charge represents cash expenditures for lease termination costs and other costs associated with vacating the stores. The remaining charge of $6.5 million is primarily for the write-off of fixed assets and inventory liquidation costs. The Company's management believes these store closings will improve the Company's EBITDA by approximately $3.5 million annually.

MANUFACTURING START-UP COSTS. On June 8, 1999, the Company acquired the Laura Secord retail business from Nestle Canada, Inc. At that time, the Company also entered into an agreement with Nestle, pursuant to which Nestle agreed to continue to produce for a one-year period substantially all the boxed chocolates and other chocolate confectionery items that are sold in Laura Secord stores. In September 2000, the Company transitioned the Laura Secord chocolate production to its manufacturing facility in Chicago, Illinois. These costs included start-up costs for cooking and enrobing, packaging, and warehouse and distribution; product development costs; and other costs.

EBITDA. EBITDA, excluding restructuring expense of $9.5 million and manufacturing start-up costs of $3.1 million, increased by $1.5 million, or 6.0%, to $26.4 million for the nine months ended May 26, 2001, as compared to $24.9 million for the nine months ended May 27, 2000. The Fannie May/Fanny Farmer business contributed $4.9 million of increased EBITDA, which was partially offset by a decline in the EBITDA of the Laura Secord and Sweet Factory businesses.

OPERATING INCOME. Operating income was $0.5 million for the nine months ended May 26, 2001, a decrease of $10.1 million from $10.6 million for the nine months ended May 27, 2000. The decrease in operating income was due primarily to the restructuring charge for closing of unprofitable Sweet Factory stores, the manufacturing start-up costs and an increase in cost of sales for Laura Secord product, offset by lower SG&A expenses.

NET LOSS. Net loss for the nine months ended May 26, 2001 was $14.1 million, an increase of $10.9 million from a net loss of $3.2 million for the nine months ended May 27, 2000. This increase was due primarily to the decrease in operating income and additional interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $14.1 million for the nine months ended May 26, 2001 compared to $13.8 million for the nine months ended May 27, 2000. Net loss was $14.1 million for the nine months ended May 26, 2001 compared to $3.2 million for the nine months ended May 27, 2000. The net loss in fiscal 2001 included a $9.5 million restructuring charge for the closing of Sweet Factory unprofitable stores and $3.1 million of manufacturing start-up costs related to Laura Secord production. In addition, net loss included non-cash depreciation and amortization charges of $13.2 million for the nine months ended May 26, 2001 and $14.2 million for the nine months ended May 27, 2000.

         Net cash used in investing activities decreased by $6.2 million to $4.1 million for the nine months ended May 26, 2001 from $10.3 million for the nine months ended May 27, 2000 due to lower capital expenditures.

         As of May 26, 2001, the Company had outstanding $170 million of 10.25% senior secured notes due July 1, 2004.

         On June 28, 2001, the Company and its subsidiary, Sweet Factory, Inc., entered into a revolving credit facility with The CIT Group/Business Credit, Inc., as agent. The initial borrowings under the new credit facility were used by the Company, in part, to pay all outstanding obligations under its revolving credit facility with Bank One, NA, as agent, which facility the Company then terminated. The new credit facility provides for revolving loans to, and letter of credit issuances on behalf of, the Company and Sweet Factory, Inc., subject to certain borrowing conditions, in an aggregate amount at any time not to exceed the lesser of (1) $30.0 million and

(2) a borrowing base comprised of a percentage of the Company's, Sweet Factory, Inc.'s and Archibald Candy (Canada) Corporation's eligible accounts receivable and inventory and the Company's owned store locations, which borrowing base components are subject to certain limits. The Company may advance from time to time up to $5.0 million of credit facility borrowings to Archibald Candy (Canada) Corporation.

      The new credit facility is secured by first priority liens on the Company's and Sweet Factory, Inc.'s accounts receivable, inventory, and owned store locations, and the proceeds therefrom. The Company's other subsidiaries including Archibald Candy (Canada) Corporation have guaranteed all obligations under the credit facility and granted to the agent under the credit facility a first priority lien on their accounts receivable, inventory, and the proceeds therefrom. In addition, Fannie May Holdings, Inc., the sole shareholder of the Company, has guaranteed all obligations under the credit facility and granted to the agent under the credit facility a first priority lien on all of its assets, including all the outstanding shares of common stock of the Company. The new credit facility requires, among other things, that the Company to satisfy a quarterly minimum cash flow covenant. As of July 6, 2001, $17.4 million was outstanding under the new credit facility.

      The new credit facility provides that borrowings thereunder accrue interest at a variable rate equal to the "prime rate" announced from time to time by JP Morgan Chase & Co., plus 1.0%; provided that, subject to the Company's achievement of certain earnings' targets, the Company and Sweet Factory, Inc. may elect to have all or a portion of their borrowings accrue interest at a fixed rate equal to LIBOR (as defined in the credit facility) for selected interest periods of one, two or three months, plus 2.5%. The Company is required to pay fees in connection with the credit facility.

      In addition, Fannie May Holdings, Inc. has certain dividend and redemption obligations for which the Company must generate the necessary funds. Holdings has the following three classes of preferred stock: Senior Preferred Stock, Junior Class A PIK Preferred Stock and Junior Class B PIK Preferred Stock. The Senior Preferred Stock was issued in 1991 in the original face amount of $10.0 million. As of May 26, 2001, 100% of the Senior Preferred Stock was held by trusts affiliated with the former shareholders of the Company. The Junior Class A PIK Preferred Stock and the Junior Class B PIK Preferred Stock also were issued in 1991 in the original face amount of $7.0 million and $0.7 million, respectively. As of May 26, 2001, affiliates of TCW Capital owned approximately 64% of the Junior Class A PIK Preferred Stock and affiliates of The Jordan Company owned approximately 36% of the Junior Class A PIK Preferred Stock and approximately 80% of the Junior Class B PIK Preferred Stock.

        In connection with the Company's entering into the new credit facility with The CIT Group/Business Credit, Inc., Fannie May Holdings, Inc. entered into agreements with the holders of each class of its preferred stock to, among other things, extend the mandatory redemption dates for such stock. The terms of the Senior Preferred Stock have been amended to, among other things, eliminate the accrual of dividends on such stock after August 31, 2000 and to change the mandatory redemption date of such stock from a single aggregate redemption payment on August 31, 2001 to a schedule of mandatory redemption payments on January 15th of each year, commencing in 2002 and ending in 2006. Such annual redemption payments are in the amounts of $3.0 million in each of the years 2002 through 2004, $2.0 million in 2005 and $2.5 million in 2006.

      The terms of the Junior Class A PIK Preferred Stock and the Junior Class B Preferred Stock have been amended to extend the mandatory redemption date for each such class of preferred stock from November 1, 2001 to March 15, 2006. The redemption value of the Junior Class A PIK Preferred Stock and the Junior Class B PIK Preferred Stock on March 15, 2006 will be approximately $21.2 million and $2.1 million, respectively. Affiliates of TCW Capital also have agreed to extend from January 1, 2000 to June 30, 2003 the date on which they have the right to put to Fannie May Holdings, Inc. their Class A common stock. In addition, in the event that Fannie May Holdings, Inc. does not redeem all of the common stock and preferred stock owned by affiliates of TCW Capital within 90 days of any exercise of this put right, affiliates of TCW Capital have the right to take control of a majority of the voting power of the Fannie May Holdings, Inc. Board of Directors for purposes of effecting a sale of Fannie May Holdings, Inc.

      In order for Fannie May Holdings, Inc. to make the redemption payments on its preferred stock, Fannie May Holdings, Inc. must cause the Company, to the extent permitted by the indenture, its credit agreement and law, to advance the necessary funds to Fannie May Holdings, Inc. by dividend or otherwise. Such advances, if paid, will reduce the funds available for the Company's operations. To the extent that such funds are not available, whether due to the restrictions set forth in the indenture or the Company's credit agreement or otherwise, the failure to make required redemption payments (1) would trigger various provisions of Fannie May Holdings, Inc.'s preferred and common stock, including provisions providing for a change of control of Fannie May Holdings, Inc.'s and the Company's Boards of Directors and (2) could result in defaults under the indenture and the Company's credit agreement.

      The Company believes that available cash flow, together with cash on the Company's balance sheet and available borrowings under the new credit facility, will provide sufficient funds to meet the Company's debt service obligations, preferred stock redemption obligations, projected capital expenditures and working capital requirements for the foreseeable future.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's operations are not currently subject to market risks of a material nature for interest rates, foreign currency rates, commodity prices or other market price risks.

PART II - OTHER INFORMATION:

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit 10.1   Amendment No. 7 to Amended and Restated Credit Agreement dated as of June 13, 2001 among the Company, Bank One, NA, as agent, and the lenders identified therein.

        Exhibit 10.2   Amendment No. 2 to Credit Agreement dated as of June 13, 2001 between Archibald Candy
                       (Canada) Corporation and Bank One, NA.

        Exhibit 10.3   Financing Agreement dated as of June 28, 2001 among the Company, Sweet Factory, Inc.
                       and The CIT Group/Business Credit, Inc.

        Exhibit 10.4   Senior Preferred Amendment Agreement dated as of June 28, 2001 between Fannie May
                       Holdings, Inc. and the holders of its Senior Preferred Stock.

        Exhibit 10.5   Sixth Amendment to Securities Purchase Agreement dated as of June 28, 2001 among the Company, Fannie May Holdings, Inc. and the holders of the Junior Class A PIK
                       Preferred Stock of Fannie May Holdings, Inc.

        Exhibit 10.6   Junior Class B Preferred Amendment Agreement dated as of June 28, 2001 between
                       Fannie May Holdings, Inc. and the holders of its Junior Class B PIK Preferred Stock.

        Exhibit 10.7   Third Amendment to Shareholders Agreement dated as of June 28, 2001 among the
                       Company, Fannie May Holdings, Inc. and the holders of Fannie May Holdings, Inc.'s common stock.

        Exhibit 10.8   Certificate of Incorporation of Fannie May Holdings, Inc., including the
                       Certificates of Designation of each of the Senior Preferred Stock, Junior Class A PIK
                       Preferred Stock (together with an amendment thereto that was filed with the Secretary of State of the State of Delaware on June 28, 2001) and Junior Class B PIK
                       Preferred Stock (together with an amendment thereto that was filed with the Secretary of State of the State of Delaware on June 28, 2001).

(b)     No reports were filed on Form 8-K for the quarter ended May 26, 2001.

                                   SIGNATURE


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                              ARCHIBALD CANDY CORPORATION

DATE:  JULY 10, 2001                          BY:   /s/ RICHARD J. ANGLIN
                                                  ----------------------------
                                                        RICHARD J. ANGLIN

                                              VICE PRESIDENT AND CHIEF FINANCIAL
                                              OFFICER AND SECRETARY  (PRINCIPAL
                                              FINANCIAL AND ACCOUNTING OFFICER)