Form 10-K405
period 2001-08-25
ARCHIBALD CANDY CORP
filed 2001-12-10
CIK 1044269

QuickLinks -- Click here to rapidly navigate through this document

Commission File Number: 333-33751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED AUGUST 25, 2001.
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO .

ARCHIBALD CANDY CORPORATION
(Exact name of registrant as specified in its charter)

Illinois	36-0743280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1137 West Jackson Boulevard, Chicago, Illinois 60607	Telephone: (312) 243-2700

(Address and telephone number of the registrant's principal executive office)

Registrant's Telephone Number, Including Area Code: (312) 243-2700

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    As of December 10, 2001, none of the registrant's Common Stock, par value $.01 per share, was held by non-affiliates of the registrant.

    As of December 10, 2001, the number of shares outstanding of the registrant's Common Stock was 4,210, all of which was held by Fannie May Holdings, Inc.

DOCUMENTS INCORPORATED BY REFERENCE
None.

CROSS REFERENCE SHEET
AND
TABLE OF CONTENTS

PART I

Item 1—Business

    As used in this report, "we" or the "Company" refers to Archibald Candy Corporation and "Holdings" refers to Fannie May Holdings, Inc. The Company is a wholly-owned subsidiary of Holdings.

General

    The Company is a manufacturer and marketer of quality boxed chocolates and other confectionery items. Founded in 1921, we manufacture a variety of candies and operate confectionery retail chains under the Fannie May, Fanny Farmer, Sweet Factory and Laura Secord brand names. As of August 25, 2001, we sold our products through 657 Company-operated stores and approximately 9,300 third-party retail outlets in 36 states in the United States and 9 provinces in Canada. We also sell our Fannie May and Fanny Farmer branded products through a variety of non-retail programs, including our quantity order, mail order and fundraising programs. We believe that consumers widely recognize our products for their quality, freshness and value, and that the Fannie May, Fanny Farmer, Sweet Factory and Laura Secord brand names are among the strongest in the confectionery industry and offer significant opportunities for growth.

    Our sales for fiscal year 2001 were approximately $249.2 million. Operating income for fiscal 2001, excluding restructuring expense, manufacturing start-up costs and the write-off of impaired assets totaling $23.6 million, was approximately breakeven. Earnings before interest, income taxes, depreciation and amortization for fiscal 2001, excluding restructuring expense, manufacturing start-up costs and the write-off of impaired assets, was approximately $18.0 million.

    On December 7, 1998, we acquired Sweet Factory Group, Inc., a leading specialty bulk candy retailer with 190 stores located throughout the United States. On June 8, 1999, our subsidiary Archibald Candy (Canada) Corporation acquired substantially all of the assets of the Laura Secord retail business of Nestlè Canada Inc. Laura Secord is the leading retailer of boxed chocolates in Canada, with 178 retail stores and distribution through more than 1,300 third-party retail outlets in Canada.

    On November 15, 2001, Sweet Factory Group, Inc. and its three subsidiaries filed voluntary petitions in the U.S. Bankruptcy Court for the District of Delaware under Chapter 11 of the U.S. Bankruptcy Code. The Sweet Factory entities are continuing to manage their properties and operate their business as "debtors-in-possession" in accordance with the U.S. Bankruptcy Code. Through the bankruptcy proceedings, the leases for 90 Sweet Factory stores have been rejected and the employment of approximately 100 full-time and 400 part-time employees has been terminated. Managements expects to reorganize the Sweet Factory business around those stores that it believes may be operated profitably, although no assurance can be given that this objective will be achieved.

The Industry

    The U.S. confectionery industry had 2000 retail sales of approximately $24 billion. The U.S. confectionery industry is characterized by moderate long-term growth in consumer demand, with the per capita consumption of candy increasing from approximately 16 pounds in 1980 to over 25 pounds in 2000. The U.S. confectionery market is comprised of two broad sectors: chocolates and non-chocolates, which represent approximately 63% and 37% of the confectionery market, respectively. Non-chocolate products include a wide range of confectionery items, including jelly beans, gummi bears, hard candies and licorice. From 1995 to 2000, the pound sales volume in the U.S. chocolate and non-chocolate sectors grew at the rate of 9.1% and 7.3%, respectively. Within the U.S. chocolate sector, total sales of boxed chocolates were approximately $1.6 billion in 2000. Our management believes that the Canadian confectionery industry had 2000 retail sales of approximately $1.2 billion.

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

  •
  Continue to Improve Company-Operated Stores. Our retail store strategy consists of two main components: (1) continuing to improve same store sales by enhancing merchandising, customer service and product selection and (2) reducing store operating costs, primarily by selectively closing unprofitable stores.

  •
  Increase Product Availability Through Company-Operated Stores and Third-Party Retail Programs. Our strategy of increasing product availability is based on cross-marketing Fannie May and Sweet Factory product offerings in Company-operated stores as well as increasing sales of all of our brands through third-party channels.

  •
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

    Our Sweet Factory stores sell 150 to 200 different candies in a self-serve, pick and mix bulk format. With the exception of novelty, gift, count goods and pre-packaged items, most of Sweet Factory's products are sold for a single price per pound. For fiscal 2001, bulk products represented 80% of Sweet Factory's retail sales. The majority of bulk products are non-chocolate items such as gourmet jelly beans, gummi bears, hard candies and licorice. Our Sweet Factory stores also sell nationally branded count goods, gifts and novelty items. Chocolate items comprise approximately 15% of Sweet Factory's product mix, of which boxed chocolates represent a negligible share. We purchase substantially all of the products that we sell in our Sweet Factory stores from independent distributors and manufacturers that deliver the products directly to our Sweet Factory stores.

    Our Laura Secord stores sell approximately 150 different candies, including a variety of boxed chocolates and individual chocolate pieces, fudge, ice cream, nuts, dietetic candy and novelty and other items.

  •
  For fiscal 2001, chocolate items and novelty items made primarily for the Easter, Christmas and Valentine's Day holiday seasons accounted for approximately 78% of Laura Secord's net sales.

    As of August 2000, the manufacturing of the majority of the Laura Secord boxed chocolate and other confectionery items is done in the Company's Chicago, Illinois manufacturing facility. Prior to August 2000, the Company purchased the majority of these items under a co-pack agreement with Nestlè Canada.

  •
  For fiscal 2001, premium scooped ice cream accounted for approximately 22% of Laura Secord's net sales. Our management believes that ice cream, due to its impulse nature and positioning at the perimeter of Laura Secord stores, acts as an important consumer pull for our Laura Secord stores.

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

  •
  Cooking. There are separate cooking areas in the plant for our various products. Gas-fired cooper kettles and steam-jacketed stainless steel kettles are used to cook ingredients to achieve the appropriate moisture level and flavor profile. The finished batches are further processed at the enrobers or in other areas of the plant.

  •
  Enrobing. Approximately 75% of the pounds of candy produced in the plant pass through six enrobers ranging in size from 34 to 42 inches. The enrobers form batches of cooked candy into shapes and cover the candy with a variety of coatings, including milk chocolate, vanilla chocolate, liquor chocolate and pastel.

  •
  Packaging. Approximately 72% of the pounds of candy produced in the plant are hand-packed into boxes for sale through our Company-operated retail stores or other distribution channels. We utilize six packing lines to place the pieces of candy into distinctive white paper cups and then into boxes. The boxes are wrapped by automatic wrapping machines and placed into corrugated cartons for storage or shipment. Candy which is not packed in the factory is delivered in bulk to our Company-operated stores so that customers can select their own assortments.

    Our plant currently operates in response to seasonal demands with the busiest seven-month period commencing after Labor Day and running through Easter. There is an annual summer plant shutdown to allow for comprehensive maintenance and cleaning activities.

    Warehousing and Distribution.  We maintain warehousing and distribution facilities in Chicago, Illinois and Bensalem, Pennsylvania, which facilities have 200,000 and 17,000 square feet of warehousing and distribution space, respectively. These facilities maintain temperature and sanitation controls in order to protect the quality of our products. Employees generally fill orders daily to allow weekly deliveries to our Company-operated Fannie May and Fanny Farmer retail locations and on an "as needed" basis to others. Our fleet of 25 trucks services all of our Fannie May and Fanny Farmer stores, with the exception of our Florida, Minnesota and North Dakota store locations. Our trucks are refrigerated in order to provide appropriate shipping conditions for bulk candy, pre-boxed chocolates and necessary shop supplies. Independent distributors, parcel services and selected common carriers and freight forwarding companies supply all of our sales channels and other stores, including all of our Sweet Factory and Laura Secord stores.

    Suppliers and Purchasing.  Our primary raw materials include chocolate coatings, nutmeats, natural sweeteners, such as corn syrup and sugar, and dairy products, including sweetened-condensed milk, high-butterfat cream and butter. Written specifications are provided to our suppliers and certificates of analysis must accompany incoming shipments. Blommer Chocolate Company ("Blommer") and Merckens Chocolate Company ("Merckens") are our primary chocolate coating suppliers. We currently have supply agreements with Blommer through December 31, 2001 and June 28, 2002 on various types of chocolate coatings and through April 1, 2002 with Merckens. In fiscal 2001, we purchased approximately 50% and 40% of our chocolate coatings from Blommer and Merckens, respectively. All chocolate coatings prepared for us are proprietary and are produced according to our recipes.

    We purchase substantially all of the products that we sell in our Sweet Factory stores from independent distributors and manufacturers on a purchase order basis. We purchase all of the ice cream that we sell in our Laura Secord stores from an affiliate of Nestlè Canada pursuant to our supply agreement with such affiliate.

Marketing and Sales

    We sell our confectionery products through three channels: (1) Company-operated retail, (2) third-party retail and (3) non-retail.

    Company-Operated Retail.  As of August 25, 2001, we sold our products through 657 Company-operated stores: 225 Fannie May stores, 64 Fanny Farmer stores, 190 Sweet Factory stores and 178 Laura Secord stores. These stores were located in 36 states, the District of Columbia, Puerto Rico, and 9 provinces in Canada as follows:

State/Province	Fannie May	Fanny Farmer	Sweet Factory	Laura Secord	Total Stores
Illinois	156	—	5	—	161
Ontario	—	—	—	91	91
California	—	—	58	—	58
Quebec	—	—	—	52	52
Florida	10	2	14	—	26
Indiana	24	—	2	—	26
Minnesota	3	21	—	—	24
New York	—	15	7	—	22
Michigan	7	7	4	—	18
Washington	—	—	13	—	13
Massachusetts	—	8	3	—	11
Texas	—	—	11	—	11
Alberta	—	—	—	10	10
Ohio	—	3	7	—	10
Pennsylvania	5	—	4	—	9
Virginia	4	—	5	—	9
Wisconsin	4	5	—	—	9
Arizona	—	—	8	—	8
Manitoba	—	—	—	7	7
Missouri	7	—	—	—	7
Nevada	—	—	7	—	7
Oregon	—	—	5	—	5
British Columbia	—	—	—	4	4
Colorado	—	—	4	—	4
Georgia	—	—	4	—	4
New Brunswick	—	—	—	4	4
New Jersey	1	—	3	—	4
Nova Scotia	—	—	—	4	4
Saskatchewan	—	—	—	4	4
Hawaii	—	—	3	—	3
Iowa	2	1	—	—	3
Connecticut	—	—	3	—	3
District of Columbia	1	—	2	—	3
Louisiana	—	—	3	—	3
Maryland	1	—	2	—	3
Kentucky	—	—	2	—	2
Mississippi	—	—	2	—	2
Newfoundland	—	—	—	2	2
New Hampshire	—	1	1	—	2
New Mexico	—	—	2	—	2
Tennessee	—	—	2	—	2
Alabama	—	—	1	—	1
Kansas	—	—	1	—	1
North Dakota	—	1	—	—	1
South Carolina	—	—	1	—	1
Utah	—	—	1	—	1

	225	64	190	178	657

    In fiscal 2001, sales through our Company-operated stores accounted for $202.2 million, or 81.1%, of our net sales. While our Fannie May, Fanny Farmer and Sweet Factory stores co-exist in certain states, such stores generally do not compete in the same local markets. Fannie May stores typically are found in strip centers and shopping malls or as street-front units and stand-alone roadside sites. Fanny Farmer and Sweet Factory stores typically are located in shopping malls. In addition, Sweet Factory has opened stores in airports, railroad stations, specialty centers and selected street locations and developed kiosks in malls, sports venues and other public areas. Our Laura Secord stores typically are located in shopping malls.

    Our Fannie May and Fanny Farmer stores had average annual sales of approximately $315,000 in fiscal 2001 and achieved average annual same store sales growth of 2.4% during the past five fiscal years. Our Sweet Factory stores had average annual sales of approximately $285,000 in fiscal 2001, although Sweet Factory same store sales have declined since 1997.

    We own 33 Fannie May stores and lease the remainder of our stores. These owned stores typically are in stand-alone roadside structures and tend to be among our highest grossing sales locations. Our leased stores are in the following locations: 443 in shopping malls, 100 in strip centers, 42 in street-front units and 39 in other locations, including outlets and airports. Lease terms and rates vary by location with the typical lease providing an average seven-year term with a minimum base rent plus additional rent based on a percentage of sales and common area charges. Historically, we have been able to renew our store leases upon expiration.

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

    Our Laura Secord Company-operated stores consist of both classic stores and combo stores. Classic stores are traditional Laura Secord stores that offer Laura Secord chocolates, premium scooped ice cream and other novelty products. As of August 25, 2001, we operated 160 Laura Secord classic stores averaging approximately 765 square feet in size. These stores had average annual sales of approximately $290,000 in fiscal 2001. We believe there are opportunities to continue to improve the performance of our recently acquired Laura Secord classic stores by implementing many of the same retail store strategies that improved the operations of our Fannie May and Fanny Farmer stores.

    Combo stores are co-branded Laura Secord and Hallmark retail stores that sell Laura Secord products and gifts together with Hallmark greeting cards and gifts in a single, integrated unit. The Laura Secord portion of the store resembles a classic store in that it includes packaged chocolate displays as well as an individual chocolate and ice cream scooping counter area. The Hallmark portion of the floor space is primarily comprised of display racks of Hallmark greeting cards and related gift items. The combo stores are operated as a joint venture between Laura Secord and Hallmark. Laura Secord sells it products to the combo stores at wholesale prices and accounts for its interest in the joint venture using equity accounting principles. Laura Secord is responsible for the management of the stores and receives a management fee for such services. Profits are split evenly between Laura Secord and Hallmark, and each party receives a manufacturer's margin on the products purchased by the joint venture. As of August 25, 2001, we operated 18 Laura Secord combo stores averaging approximately 3,400 square feet in size. These stores had average annual sales of approximately $506,000 for fiscal 2001.

    As a result of management's efforts to improve Company-operated retail store performance and to eliminate weaker store locations, same store sales in our Fannie May and Fanny Farmer stores increased 5.2%, 4.2%, 0.5%, 4.0% and 0.7% in fiscal 1997, 1998, 1999, 2000 and 2001, respectively. Since fiscal 1996, we have opened 37 new Fannie May and Fanny Farmer stores and closed 87 Fannie May and Fanny Farmer stores, most of which were unprofitable. Company-operated Fannie May and

Fanny Farmer store openings and closings for fiscal 1997, 1998, 1999, 2000 and 2001 are set forth below.

	Fiscal Year Ended
	August 30, 1997	August 29, 1998	August 28, 1999	August 26, 2000	August 25, 2001
Openings:
Fannie May	4	9	11	5	3
Fanny Farmer	—	—	—	4	1

Total	4	9	11	9	4

Closings:
Fannie May	6	1	13	5	7
Fanny Farmer	16	13	13	8	5

Total	22	14	26	13	12

    Our management plans to continue its emphasis on improving store mix rather than store expansion for the near future.

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

    Under the frozen fresh program, we distribute Fannie May branded frozen products to retailers who then maintain the products in freezer display cases for sale to their customers. We initiated the frozen fresh program under the Fannie May brand name in the early 1950's as a way to market a limited number of our best-selling assortments through independent retailers on a year-round basis. We have approximately 1,200 frozen fresh accounts, the vast majority of which are in the greater Chicago metropolitan area and include stores operated by Jewel Foods, Osco Drug and Dominick's, which collectively account for over 60% of our frozen fresh sales. These accounts generally purchase Fannie May branded products from us at wholesale prices and mark-up the product to prices comparable to those for products sold in Company-operated stores. For fiscal 2001, frozen fresh sales accounted for $10.5 million, or 7.7%, of our Fannie May and Fanny Farmer net sales.

    In fiscal 1996, we established a national mass market program under the Fanny Farmer brand name. This wholesale program is targeted to grocery stores, drug stores and mass merchandisers, with product availability limited to the peak selling seasons of Christmas, Valentine's Day and Easter. The terms of sale are similar to those terms given to frozen fresh accounts, but the products for this program are selected and packaged to meet lower price points typical of the mass market. Under this program, we have obtained approximately 5,000 outlets, operated mostly by retail chains, including Target and Albertsons. For fiscal 2001, mass market sales accounted for $3.8 million, or 2.8%, of our Fannie May and Fanny Farmer net sales.

    In fiscal 1997, we announced the roll-out of our specialty markets program through which we market products nationally under the Fannie May brand name to department stores, card and gift stores and direct mail catalog companies. The product line for this program, which consists of a variety of boxed chocolates and novelty items, is intended to meet unfulfilled consumer demand in the mid-priced segment of the specialty market. This product line is positioned at higher price points and sold only during the peak seasons of Christmas, Valentine's Day and Easter. Pursuant to an agreement with Hallmark Cards, Inc., we began selling in November 1998 Fannie May boxed chocolates through many of Hallmark's approximately 5,000 Gold Crown stores during the holiday seasons. For fiscal 2001, specialty markets program sales accounted for $6.5 million, or 4.8%, of our Fannie May and Fanny Farmer net sales.

    We intend to strengthen our third-party retail product line by making certain of Sweet Factory's products available through selected third-party retailers who currently carry our Fannie May or Fanny Farmer branded products. We also intend to continue to expand Laura Secord's third-party retail sales through agency accounts and sales to the Laura Secord combo stores. These sales accounted for $5.0 million, or 9.6%, of Laura Secord net sales in fiscal 2001.

    Non-Retail.  Our non-retail channel consists of sales of our Fannie May and Fanny Farmer branded products through our quantity order, fundraising and mail order catalog programs. Under the quantity order program, companies and organizations buy large amounts of prepackaged candy for gift-giving purposes or consolidate individual orders from employees or members in order to obtain discount pricing. Historically, we have found a high level of repeat sales in this segment, as quantity order customers tend to renew or expand on their prior year's order. Our current active quantity order database includes approximately 43,000 customers. The quantity order program is available year-round, but peaks in activity during the Christmas, Valentine's Day and Easter holiday seasons. A quantity order catalog is distributed at the beginning of each fiscal year and prior to each holiday season. We also have targeted fundraising organizations throughout the United States for our product offering. For fiscal 2001, quantity order and fundraising sales accounted for $13.1 million, or 9.7%, of our Fannie May and Fanny Farmer net sales.

    In addition, we sell our Fannie May branded products through a mail order program through which customers can order products through a catalog which has a national circulation of over 2.1 million catalogs annually and a database of over 350,000 customers and over the internet at our web site (www.fanniemay.com). We send Fannie May mail order catalogs to established and prospective customers during key selling seasons. Mail order catalogs also are made available to the general public through our Company-operated retail stores. For fiscal 2001, mail order sales accounted for $8.1 million, or 6.0%, of our Fannie May and Fanny Farmer net sales. We intend to strengthen our non-retail product line by making some of Sweet Factory's non-chocolate products available through our quantity order, mail order and fundraising programs. We also intend to explore developing non-retail sales programs to increase the sale of Laura Secord products in Canada.

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

Employees

    As of August 25, 2001, we employed approximately 5,050 people, of which 1,250 worked in Fannie May stores, 300 worked in Fanny Farmer stores, 1,250 worked in Sweet Factory stores, 1,400 worked in Laura Secord stores and the remainder worked primarily in our Chicago, Illinois headquarters facility and our Bensalem, Pennsylvania warehouse and distribution facility. Of the total number of employees, 425 were salaried. During periods of high seasonal retail demand in our second and third fiscal quarters, our number of employees typically increases by approximately 2,400, many of whom work part-time in our Company-operated retail stores. As of August 25, 2001, over one-half of our hourly store personnel were employed on a part-time basis. As of August 25, 2001, approximately 1,050 of our employees were members of one of the various labor unions that represent our employees. The Company has seven collective bargaining agreements, all of which expire on or before March 31, 2003. None of our Fanny Farmer, Sweet Factory or Laura Secord retail store employees are represented by labor unions. Our management generally considers our employee relations to be good.

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

Item 2—Properties

    As of August 25, 2001, we operated 225 Fannie May stores, 64 Fanny Farmer stores, 190 Sweet Factory stores and 178 Laura Secord stores. Of the 225 Fannie May stores, 33 are owned by us and 192 are leased by us. We lease all of our Fanny Farmer, Sweet Factory and Laura Secord stores. Within four years following August 25, 2001, approximately 68% of our retail store leases are due to expire. We believe that we will be able to renew expiring leases at reasonable rates in the future, but we cannot assure you that we will be able to do so.

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

Item 3—Legal Proceedings

    From time to time, we are involved in routine litigation incidental to our business. We are not a party to any pending or threatened legal proceeding which we believe would have a material adverse effect on our results of operations or financial condition. Also, we were not a party to any such legal proceeding that terminated during the fourth quarter of fiscal 2001.

Item 4—Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

PART II

Item 5—Market for the Company's Common Equity and Related Stockholder Matters

    Holdings owns all of our issued and outstanding common stock. There is no established public trading market for our common stock. Holdings has four classes of authorized common stock, all of which are subject to restrictions on sale and transfer. There is no established public trading market for Holdings' common stock. As of August 25, 2001, there were seven holders of record of Holdings' Class A Common Stock, no outstanding shares of Holdings' Class B Common stock, twelve holders of record of Holdings' Class C Common Stock and one holder of record of Holdings' Class D Common Stock.

    We did not pay any cash dividend on our common stock in fiscal 1999, 2000 or 2001. However, we funded cash to Holdings to the extent necessary to allow Holdings to pay cash dividends on its senior preferred stock. Holdings did not pay any cash dividend on Holdings' Common Stock in fiscal 2000 or 2001. Any payment of dividends in the future is dependent upon the financial condition, capital requirements and earnings of us and Holdings, as well as other factors. Nevertheless, we currently intend to retain all future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends to Holdings in the foreseeable future, except to the extent necessary to allow Holdings to satisfy its dividend and redemption obligations with respect to its common stock and preferred stock or as required by the tax sharing and management consulting agreement entered into between us and Holdings. See "Certain Relationships and Related Transactions—Tax Sharing and Management Consulting Agreement". Also, we are subject to certain contractual restrictions and restrictions under law with respect to our payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 7, "Debt" of the notes to the financial statements included in this report for information concerning such restrictions.

Item 6—Selected Financial Data

    The following table presents certain of our historical financial data. The selected historical information as of and for each of the five fiscal years in the period ended August 25, 2001, was derived from our audited financial statements. You should read the information in this table together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements, including the accompanying notes, appearing elsewhere herein.

	Fiscal Year Ended
	August 30, 1997(1)	August 29, 1998(1)	August 28, 1999(1)	August 26, 2000(1)	August 25, 2001(1)
	(Dollars in thousands)
Statement of Operations Data:
Net sales:
Company-operated retail(2)	$89,276	$91,488	$155,011	$210,350	$202,163
Third-party retail(3)	17,076	18,276	24,784	22,365	25,817
Non-retail(4)	17,156	18,774	18,709	20,675	21,189

Net sales	$123,508	$128,538	$198,504	$253,390	$249,169

Gross profit	$78,758	$81,776	$124,305	$154,854	$145,126
Operating income (loss)	10,801	12,539	9,465	3,152	(23,544)
Interest expense	9,235	10,346	13,831	18,614	19,139
Other income and (expense)	411	1,386	914	244	1,296
Income tax	250	276	143	130	132
Net income (loss)(5)	(1,171)	3,303	(3,595)	(15,348)	(41,519)
	As of
	August 30, 1997(1)	August 29, 1998(1)	August 28, 1999(1)	August 26, 2000(1)	August 25, 2001(1)
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$15,801	$13,081	$6,908	$3,120	$2,346
Working capital (deficiency)	23,475	26,988	17,461	3,623	(6,851)
Total assets	95,660	98,089	188,287	184,863	142,111
Total long-term debt	100,521	100,145	170,335	170,060	170,177
Shareholder's deficit	(16,619)	(14,944)	(18,536)	(33,734)	(75,604)
	Fiscal Year Ended
	August 30, 1997(1)	August 29, 1998(1)	August 28, 1999(1)	August 26, 2000(1)	August 25, 2001(1)
	(Dollars in thousands)
Other Data:
EBITDA(6)	$16,868	$18,964	$23,700	$19,332	$18,015
Cash provided by (used in):
Operating activities	3,919	4,206	9,694	(160)	(877)
Investing activities	(3,688)	(4,709)	(86,627)	(13,779)	328
Financing activities	15,190	(2,217)	70,757	10,001	(293)
Depreciation and amortization	5,932	6,233	13,955	15,866	16,611
Capital expenditures	3,688	4,574	7,703	11,107	4,964
Net sales growth (decline)	4.0%	4.1%	54.4%	27.6%	(1.7%)
Gross profit as a percentage of net sales	63.8%	63.6%	62.6%	61.1%	58.2%
EBITDA margin(7)	13.7%	14.8%	11.9%	7.6%	7.2%
Ratio of earnings to fixed charges(8)	—	1.2	—	—	—

	August 30, 1997(1)	August 29, 1998(1)	August 28, 1999(1)	August 26, 2000(1)	August 25, 2001(1)
Store Data:
Number of Company-operated stores at period end(9):
Fannie May/Fanny Farmer stores	322	317	302	297	289
Sweet Factory stores	—	—	252	232	190
Laura Secord stores	—	—	173	176	178

Total number of stores	322	317	727	705	657

Increase (decrease) in same store sales(10)	5.2%	4.2%	0.5%	1.5%	(1.6%)

(1)
The Company's fiscal year ends on the last Saturday in August. Fiscal 1997, 1998, 1999, 2000 and 2001 each had 52 weeks (364 days).
(2)
Company-operated retail includes sale of products through our Fannie May and Fanny Farmer stores and through our Sweet Factory stores, for the period after December 7, 1998, and Laura Secord stores, for the period after June 8, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview."
(3)
Third-party retail includes sale of Fannie May, Fanny Farmer and, for the period after June 8, 1999, Laura Secord products through grocery stores, drug stores and other independent retailers that purchase our branded products at wholesale pricing for resale to the consumer. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview."
(4)
Non-Retail includes sale of Fannie May and Fanny Farmer branded products through our quantity order, mail order and fundraising programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview."
(5)
Our net loss for fiscal 1997 includes an extraordinary loss of $2.9 million for the write-off of deferred financing fees and a prepayment penalty related to the early extinguishment of debt.
(6)
EBITDA for any period presented above is defined as earnings before interest, income taxes, depreciation and amortization (including depreciation in the Laura Secord joint venture with Hallmark of $24,000, $107,000 and $102,000 in fiscal 1999, 2000 and 2001, respectively). In fiscal 2001, EBITDA also excludes nonrecurring cost of sales, restructuring expense, and the write-off of impaired assets totaling $23.6 million. EBITDA is included because management believes that certain investors may find it useful for analyzing operating performance, leverage and liquidity. EBITDA should not be construed as a measure that is superior to, or a substitute for, operating income or net cash flow provided by operating activities, or as an indicator of liquidity, which are determined in accordance with accounting principles generally accepted in the United States. Other companies may not calculate EBITDA in a similar manner and, for any reason, our measure of EBITDA may not be comparable to that of other companies.
(7)
EBITDA margin is EBITDA divided by net sales.
(8)
For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness and capitalized interest, amortization of deferred financing costs and that portion of rental expense on operating leases deemed by us to be attributable to interest. For fiscal 1997, 1999, 2000 and 2001, earnings were insufficient to cover fixed charges by approximately $14.6 million, $27.1 million, $46.7 million and $73.3 million, respectively.
(9)
The term "stores" includes retail stores and kiosks, but not carts.
(10)
Same store sales are defined as the aggregate sales from stores open for the entire periods being compared. Increases or decreases reflect changes from the immediately prior comparable period.

Item 7—Management's Discussion and Analysis of
Financial Condition and Results of Operations

    The following discussion should be read in conjunction with "Selected Financial Data" and the other financial information and data appearing elsewhere herein. Unless otherwise indicated, the following discussion relates to the Company on a historical basis, without giving effect to the Sweet Factory and Laura Secord acquisitions and related financings. Unless otherwise indicated, all references to stores include retail stores and kiosks, but not carts, and are as of August 25, 2001.

Overview

    We are a manufacturer and marketer of quality boxed chocolates and other confectionery items. We manufacture a variety of candies and operate confectionery retail chains under the Fannie May, Fanny Farmer, Sweet Factory and Laura Secord brand names. As of August 25, 2001, we sold our products through 657 Company-operated stores and approximately 9,300 third party retail outlets in 36 states in the United States and 9 provinces in Canada. We also sell our Fannie May and Fanny Farmer branded products through a variety of non-retail programs, including our quantity order, mail order and fundraising programs.

    Historically, Company-operated retail has represented the most significant distribution channel for our products, accounting for $202.2 million, or 81.1%, of net sales in fiscal 2001. Our third-party retail and non-retail businesses collectively accounted for $47.0 million, or 18.9%, of net sales in fiscal 2001. We recently have turned our focus to growing sales and earnings by (1) building on our Fannie May and Fanny Farmer brand names by increasing points of availability for our products, (2) integrating the Sweet Factory and Laura Secord brand names and stores with our existing operations and (3) implementing new product and merchandising strategies at Sweet Factory.

    Our costs of sales include costs associated with our manufactured products and costs associated with product purchased from third parties and resold by us. The principal elements of our manufactured product costs are raw materials, labor and manufacturing overhead. Raw materials consist primarily of chocolate, nutmeats, sweeteners and dairy products, the overall cost of which has remained relatively stable despite susceptibility to fluctuations for specific items. See "Business—Operations—Suppliers and Purchasing." Labor costs consist primarily of hourly wages, benefits and incentives based on achieving operating efficiencies. Manufacturing overhead generally includes employee fringe benefits, utilities, rents and manufacturing supplies. Historically, we generally have been able to raise prices of our Fannie May and Fanny Farmer products equal to or in excess of any increases in cost of sales; however, there can be no assurance that we will be able to continue to do so in the future.

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

    On November 15, 2001, Sweet Factory Group, Inc. and its three subsidiaries filed voluntary petitions in the U.S. Bankruptcy Court for the District of Delaware under Chapter 11 of the U.S. Bankruptcy Code. The Sweet Factory entities are continuing to manage their properties and operate their business as "debtors-in-possession" in accordance with the U.S. Bankruptcy Code. Through the bankruptcy proceedings, the leases for 90 Sweet Factory stores have been rejected and the employment of approximately 100 full-time and 400 part-time employees has been terminated. Managements expects to reorganize the Sweet Factory business around those stores that it believes may be operated profitably, although no assurance can be given that this objective will be achieved.

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

	Fiscal Year Ended
	August 28, 1999	August 26, 2000	August 25, 2001
Percentage of net sales:
Company-operated retail	78.1%	83.0%	81.1%
Third-party retail	12.5	8.8	10.4
Non-retail	9.4	8.2	8.5

	100.0%	100.0%	100.0%

Pounds sold (in millions); Fannie May/Fanny Farmer only:
Company-operated retail	7.9	8.2	7.6
Third-party retail	2.8	1.9	2.7
Non-retail	1.9	2.3	2.3

Total pounds sold	12.6	12.4	12.6

Average selling price per pound; Fannie May/Fanny Farmer only:
Company-operated retail	$11.57	$11.47	$12.31
Third-party retail	8.68	8.80	7.52
Non-retail	9.60	9.12	9.29
Total average selling price	10.63	10.63	10.71
Company-operated stores (at period end)	727	705	657

    As a percentage of net sales, Company-operated retail sales increased from 78.1% in fiscal 1999 to 81.1% in fiscal 2001. This increase was primarily due to our acquisitions in fiscal year 1999 of Sweet Factory (December 7, 1998) and Laura Secord (June 8, 1999), whose sales are more highly concentrated in the Company-operated retail sales channel than our Fannie May and Fanny Farmer sales. From the end of fiscal 1999 to the end of fiscal 2001, the number of Company-operated stores decreased from 727 to 657, primarily as a result of closing unprofitable Sweet Factory stores. While sales and pounds sold declined in our Fannie May and Fanny Farmer stores, the average selling price per pound increased from $11.57 to $12.31 from fiscal 1999 to fiscal 2001.

    Pounds sold in our third-party retail sales channel decreased from 2.8 million in fiscal 1999 to 2.7 million in fiscal 2001. The decrease in pounds sold from fiscal 1999 to fiscal 2001 was primarily due to the decrease in sales to our card and gift business customers under a program launched in fiscal 1999, offset by increased sales under the national mass market program. The card and gift program received heavy initial promotional support, which was not repeated during fiscal 2000 and 2001.

    Pounds sold in our non-retail sales channel increased from 1.9 million in fiscal 1999 to 2.3 million in fiscal 2001 as a result of additional customers in our fundraising business. As a percentage of net sales, non-retail sales decreased from 9.4% to 8.5% over the same period, due to the higher concentration of sales in Company-operated retail sales as a result of the acquisitions of Sweet Factory and Laura Secord. Without giving effect to the Sweet Factory and Laura Secord acquisitions, non-retail sales as a percentage of net sales increased from 13.9% for fiscal 1999 to 15.6% in fiscal 2001.

Fiscal Year Ended August 25, 2001 Compared to Fiscal Year Ended August 26, 2000

    Net Sales.  Consolidated sales for fiscal 2001 were $249.2 million, a decrease of $4.2 million, or 1.7% from $253.4 million for fiscal 2000. This decrease was primarily due to the closing of unprofitable Sweet Factory stores. Sales increased for both Fannie May/Fanny Farmer and Laura Secord. Company-operated retail sales for fiscal 2001 were $202.2, a decrease of $8.2 million, or 3.9%, from $210.4 million for fiscal 2000. This decrease was due primarily to the closing of Sweet Factory stores and decline in Sweet Factory same store sales. Same store sales increased 0.7% for Fannie May/Fanny Farmer and decreased 5.5% for Sweet Factory. Laura Secord same store sales decreased 0.3% in U.S. currency; however, increased by 3.5% in Canadian dollars. Sales through the Company's third-party retail outlets and non-retail distribution channels increased $4.0 million, or 9.3%, to $47.0 million for fiscal 2001 from $43.0 million for fiscal 2000.

    Gross Profit.  Gross profit for fiscal 2001 was $145.1 million, a decrease of $9.8 million, or 6.3%, from $154.9 million for fiscal 2000. This decrease in gross profit dollars was due primarily to manufacturing start-up costs of $3.2 million and inventory liquidation costs relating to the closing of unprofitable Sweet Factory stores totaling $0.7 million (see "Restructuring Expense" discussion below), and an increase in cost of sales for Laura Secord product; which was partially offset by higher profit margins at the Fannie May/Fanny Farmer retail stores. Manufacturing start-up costs relate to the Company's acquisition of the Laura Secord retail business from Nestlè Canada, Inc. At that time, the Company entered into an agreement with Nestlè Canada, pursuant to which Nestlè Canada agreed to continue to produce for a one-year period substantially all the boxed chocolates and other chocolate confectionery items that are sold in Laura Secord stores. In September 2000, the Company transitioned the Laura Secord chocolate production to its manufacturing facility in Chicago, Illinois. These costs included start-up costs for cooking and enrobing, packaging, and warehouse and distribution; product development costs; and other costs. Gross profit as a percentage of net sales, without giving effect to the manufacturing start-up costs of $3.2 million and Sweet Factory nonrecurring costs of $0.7 million, decreased to 59.8% for fiscal 2001 from 61.1% for fiscal 2000. The decrease in gross profit percentage was due primarily to the increased cost of sales for Laura Secord product.

    Selling, General and Administrative.  SG&A expenses were $132.3 million for fiscal 2001, a decrease of $2.0 million, or 1.5% from $134.3 million for fiscal 2000. This decrease was due primarily to lower administrative wages associated with a reduction in the Company's workforce and the closing of unprofitable Sweet Factory stores, partially offset by an increase in healthcare costs. As a percentage of net sales, SG&A expenses were 53.1% for fiscal 2001 compared to 53.0% for fiscal 2000.

    Restructuring Expense.  To improve the profitability of the Sweet Factory business, the Company recorded a restructuring charge of $5.8 million for the anticipated closing of 79 unprofitable stores. As of August 25, 2001, 41 stores have been closed and the remaining 38 stores will be closed in FY 2002. Of the $5.8 million charge, $0.7 million is included in cost of sales relating to inventory liquidation costs. Approximately $1.4 million of the $5.8 million charge represents cash expenditures for lease termination costs and other costs associated with vacating the stores. The remaining charge of $4.4 million is primarily for the write-off of fixed assets and inventory liquidation costs.

    Write-off of Impaired Assets.  In connection with the review of the future undiscounted cash flows of the Sweet Factory business, the Company has deemed it necessary to write-off the remaining goodwill associated with the acquisition of Sweet Factory totaling $10.5 million and write-off $4.1 million of property, plant and equipment.

    EBITDA, excluding restructuring expense of $5.1 million, nonrecurring cost of sales of $3.9 million, and the write-off of impaired assets of $14.6 million, decreased by $1.3 million, or 6.7%, to $18.0 million for fiscal 2001, as compared to $19.3 million for fiscal 2000.

    Operating Loss.  Operating loss was $23.5 million for fiscal 2001, a decrease of $26.7 million form $3.2 million of operating income for fiscal 2000. The decrease in operating income was due primarily to the restructuring charge for closing of unprofitable Sweet Factory stores, the nonrecurring cost of sales, the write-off of impaired Sweet Factory assets and an increase in the cost of sales for Laura Secord product.

    Net Loss.  Net loss for fiscal 2001 was $41.5 million, an increase of $26.2 million from a net loss of $15.3 million for fiscal 2000. This increase was due primarily to the decrease in operating income and additional interest expense, offset by other income.

Fiscal Year Ended August 26, 2000 Compared to Fiscal Year Ended August 28, 1999

    The discussion below with respect to the fiscal year ended August 26, 2000 reflects, for the period after December 6, 1998, our acquisition of Sweet Factory and, for the period after June 7, 1999, our acquisition of Laura Secord.

    Net Sales.  Consolidated net sales for fiscal 2000 were $253.4 million, an increase of $54.9 million, or 27.7%, from $198.5 million for fiscal 1999. The growth in sales was primarily the result of increased Company-operated retail sales resulting from the Sweet Factory and Laura Secord acquisitions, which accounted for $57.4 million. Net sales for fiscal 2000, without giving effect to the Sweet Factory and Laura Secord acquisitions, were $131.9 million, a decrease of $2.5 million, or 1.9%, from $134.4 million for fiscal 1999. Consolidated Company-operated retail net sales for fiscal 2000 were $210.4 million, an increase of $55.4 million, or 35.7%, from $155.0 million for fiscal 1999, primarily as a result of the Sweet Factory and Laura Secord acquisitions. Company-operated retail net sales for fiscal 2000, without giving effect to the Sweet Factory and Laura Secord acquisitions, were $94.4 million, an increase of $3.0 million, from $91.4 million for fiscal 1999. This increase was attributable to a 4.0% same store sales increase in our Fannie May/Fanny Farmer stores. Consolidated third-party retail net sales for fiscal 2000 were $22.4 million, a decrease of $2.4 million, or 9.7%, from $24.8 million for fiscal 1999. This decrease was primarily due to the weakness in sales to our card and gift business customers under a program launched in fiscal 1999. This program received heavy initial promotional support, which was not repeated during fiscal 2000. Consolidated non-retail net sales were $20.6 million for fiscal 2000, an increase of $1.9 million, or 10.2%, from $18.7 million for fiscal 1999. Increases in the boxed chocolate fundraising business were primarily responsible for the growth in non-retail sales.

    Gross Profit.  Consolidated gross profit for fiscal 2000 was $154.9 million, an increase of $30.6 million, or 24.6%, from $124.3 million for fiscal 1999. The Sweet Factory and Laura Secord acquisitions primarily accounted for this increase. As a percentage of total net sales, consolidated gross profit decreased to 61.1% for fiscal 2000 from 62.6% for fiscal 1999. Gross profit for fiscal 2000, without giving effect to the Sweet Factory and Laura Secord acquisitions, was $79.7 million, a decrease of $4.0 million, or 4.8%, from $83.7 million for fiscal 1999. This decrease was due primarily to a decrease in third-party retail sales. Gross profit as a percentage of net sales, without giving effect to the Sweet Factory and Laura Secord acquisitions, decreased to 60.4% for fiscal 2000 from 62.3% for fiscal 1999 due to a shift in mix towards lower gross margin sales and increased discounts to customers.

    Selling, General and Administrative.  Consolidated SG&A expenses for fiscal 2000 were $134.3 million, an increase of $34.0 million, or 33.9%, from $100.3 million for fiscal 1999. As a percentage of total net sales, consolidated SG&A expenses increased to 53.0% for fiscal 2000 from 50.5% for fiscal 1999. SG&A expenses for fiscal 2000, without giving effect to the Sweet Factory and Laura Secord acquisitions, were $65.0 million, an increase of $1.1 million, or 1.7%, from $63.9 million for fiscal 1999. This increase in SG&A expenses was due primarily to the growth in our non-retail channel. SG&A expenses as a percentage of net sales, without giving effect to the Sweet Factory and Laura Secord acquisitions, increased to 49.3% for fiscal 2000 from 47.5% for fiscal 1999.

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

    Operating Income.  Consolidated operating income for fiscal 2000 was $3.2 million, a decrease of $6.3 million, from operating income of $9.5 million for fiscal 1999. Operating income for fiscal 2000, without giving effect to the Sweet Factory and Laura Secord acquisitions, was $3.6 million, a decrease of $7.3 million from income of $10.9 million for fiscal 1999. This decrease resulted primarily from reduced gross profit margins and higher selling, general and administrative expenses, as discussed above, an increase in depreciation and amortization and a restructuring charge of $0.8 million related to severance costs associated with a reduction in our workforce in July 2000.

    Net Loss.  Consolidated net loss for fiscal 2000 was $15.3 million, an increase of $11.7 million form a net loss of $3.6 million for fiscal 1999. This increase was due primarily to the decrease in operating income and additional interest expense primarily associated with the acquisitions of Sweet Factory and Laura Secord.

Effect of Bankruptcy Filing

    On November 15, 2001, Sweet Factory Group, Inc. ("SFG") and its three subsidiaries; Sweet Factory, Inc., SF Properties, Inc. and SF Candy Company, filed voluntary petitions in the U.S. Bankruptcy Court for the District of Delaware ("Bankruptcy Court") under Chapter 11 of the U.S. Bankruptcy Code. In connection with the bankruptcy filing, Sweet Factory, Inc. entered into a Post-Petition Credit, Security and Guaranty Agreement (the "Post-Petition Credit Agreement") with The CIT Group/Business Credit, Inc. and SFG, SF Properties, Inc. and SF Candy Company as guarantors. The agreement is for one year and provides for revolving loans at any time not to exceed the lesser of (1) $2.0 million and (2) a borrowing base comprised of a percentage of Sweet Factory, Inc.'s eligible inventory plus a $1.0 million overadvance, subject to certain reserves. The Post-Petition Credit Agreement is secured by first priority liens on Sweet Factory, Inc.'s accounts receivable and inventory and provides that borrowings thereunder accrue interest at a variable rate equal to the "prime rate" announced from time to time by J.P. Morgan Chase & Co., plus 1.5%. The Company has guaranteed all obligations of Sweet Factory, Inc. under the Post-Petition Credit Agreement. Sweet Factory, Inc. is required to pay fees in connection with the Post-Petition Credit Agreement.

    SFG and its subsidiaries' financial results are included in the Company's consolidated results at August 25, 2001. However, accounting principles generally accepted in the United States would generally require that any entity that files for protection under the U.S. Bankruptcy Code whose financial statements were previously consolidated with those of its parent must be prospectively deconsolidated from the parent with the investment accounted for using the cost method. The cost method will require the Company to present the net assets of SFG and its subsidiaries at November 15, 2001 as an investment and not recognize any income or loss from the operations of SFG and its subsidiaries in the Company's results of operations during the pendency of the bankruptcy proceedings. However, the Company has a receivable from SFG of approximately $19.8 million and a net investment liability of $13.5 million as of August 25, 2001, which will be subject to periodic reviews for recoverability.

    Management has assessed the liquidity position of SFG and its subsidiaries as a result of the bankruptcy filings and available debtor in possession financing and believes that SFG and its subsidiaries will be able to fund their operating activities and meet their debt requirements until a plan of reorganization is finalized.

    The condensed consolidated financial information set forth below for SFG and its subsidiaries has been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filings of SFG and its subsidiaries and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the financial statements of SFG and its subsidiaries and cause a material decrease in the carrying amount of the net investment.

    Following are the condensed consolidated statements of operations and balance sheet data for SFG and its subsidiaries (in thousands):

	For the period ended August 28, 1999	For the period ended August 26, 2000	For the year ended August 25, 2001
Net sales	$56,942	$69,895	$61,921
Operating loss	(630)	(4,038)	(27,055)
Loss before income taxes	(805)	(4,086)	(26,997)
Net loss	(849)	(4,085)	(27,014)
	August 26, 2000	August 25, 2001
Current assets	$6,111	$4,174
Property, plant and equipment	17,805	5,699
Other assets	11,024	892

Total assets	$34,940	$10,765

Current liabilities	$1,384	$4,069
Payable to Archibald Candy Corporation	19,006	19,761
Other liabilities	1,485	885
Total stockholder's equity (deficit)	13,065	(13,950)

Total liabilities & stockholder's equity (deficit)	$34,940	$10,765

    Following are the condensed pro forma consolidated statement of operations and balance sheet data of the Company, assuming the deconsolidation of SFG and its subsidiaries (in thousands):

	For the Year Ended August 28, 1999	For the Year Ended August 26, 2000	For the Year Ended August 25, 2001
Net sales	$141,562	$183,495	$187,248
Operating income	10,095	7,190	3,511
Loss before income taxes	(2,647)	(11,132)	(14,390)
Net loss	(2,746)	(11,263)	(14,505)
	August 26, 2000	August 25, 2001
Current assets	$44,584	$34,598
Property, plant and equipment	35,050	28,699
Investment in and amounts due from SFG	32,071	5,811
Other assets	70,289	68,330

Total assets	$181,994	$137,158

Current liabilities	$45,688	$41,553
Other liabilities	170,040	171,209
Total stockholder's equity (deficit)	(33,734)	(75,604)

Total liabilities & stockholder's equity (deficit)	$181,994	$137,158

Liquidity and Capital Resources

    Our liquidity requirements have arisen principally from various capital expenditures, seasonal and general working capital requirements and debt service obligations. We have satisfied these requirements during the past three fiscal years primarily with (1) seasonal borrowings, (2) the proceeds of the offerings of our senior secured notes, of which $170.0 million is currently outstanding, and (3) cash generated by operating activities. During fiscal 1999, 2000 and 2001, the net cash generated by (used in) operating activities was $9.7 million, $(0.2) million and $(0.8) million, respectively. In an effort to improve the Company's working capital, inventories in fiscal 2001 were reduced by $10.3 million.

    Inventories historically have represented our most significant working capital requirement and inventory levels fluctuate significantly during the year. Our ratio of inventories to net sales is typically highest during the fourth fiscal quarter when we experience lower seasonal demand for our products and begin to build inventories for our key sales periods. See "—Quarterly Results and Seasonality." Receivables have not been a material component of our working capital because sales through our Company-operated stores are made on a cash or credit card basis.

    Our capital expenditures for fiscal 1999, 2000 and 2001 were $7.7 million, $11.1 million and $5.0 million, respectively. Capital expenditures for fiscal 1999 through 2001, excluding the capital expenditures described in the paragraph below, related primarily to (1) the remodeling of existing Fannie May, Fanny Farmer and Sweet Factory stores, (2) improvements in our management information systems and (3) the remodeling and expansion of our Chicago facilities as a result of the Sweet Factory and Laura Secord acquisitions. Investing activities in fiscal 2001 also includes the proceeds from the sale of an owned store property of $5.3 million.

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

    On June 28, 2001, the Company and its subsidiary, Sweet Factory, Inc., entered into a revolving credit facility with The CIT Group/Business Credit, Inc., as agent (the "CIT Facility"). The initial borrowings under the CIT Facility were used by the Company, in part, to pay all outstanding obligations under its revolving credit facility with Bank One, NA, as agent (the "Bank One Facility"). The Bank One Facility was then terminated. The CIT Facility provides for revolving loans and letter of credit issuances, subject to certain borrowing conditions, in an aggregate amount at any time not to exceed the lesser of (1) $30.0 million (or specified lower amounts at certain times of the year) and (2) a borrowing base comprised of a percentage of the Company's eligible accounts receivable and inventory and the Company's owned store locations, which borrowing base components are subject to certain limits, minus the amount of the overadvance under the Post-Petition Credit Agreement. The Company may advance from time to time up to $5.0 million of the CIT Facility borrowings to Archibald Candy (Canada) Corporation.

    The CIT Facility is secured by first priority liens on the Company's and Sweet Factory, Inc.'s accounts receivable, and inventory, and the Company's owned store locations, and the proceeds therefrom. The Company's other subsidiaries, including Archibald Candy (Canada) Corporation, have guaranteed all obligations under the CIT Facility and granted to the agent under the CIT Facility a first priority lien on their accounts receivable, inventory, and the proceeds therefrom. In addition, Holdings has guaranteed all obligations under the CIT Facility and granted to the agent under the CIT Facility a first priority lien on all of its assets, including all the outstanding shares of common stock of the Company.

    The CIT Facility provides that borrowings thereunder accrue interest at a variable rate equal to the "prime rate" announced from time to time by JP Morgan Chase & Co., plus 1.0%. The Company is required to pay fees in connection with the CIT Facility.

    In September 2001, CIT agreed to overadvances under the CIT Facility in an aggregate amount of not more than $3.0 million, which expired on October 3, 2001. On October 3, 2001, the Company and CIT entered into an Overadvance Agreement and First Amendment to Financing Agreement pursuant to which CIT agreed to provide a $5.0 million overadvance to the Company, which expires on December 28, 2001. In connection with the Overadvance Agreement and First Amendment to Financing Agreement, those stockholders of Holdings who are (or who are advised by) affiliates of The Jordan Company entered into a Participation Agreement pursuant to which such stockholders agreed to purchase from CIT a last-out participation in any overadvance under the CIT Facility. The aggregate amount of the participation is equal to the lesser of (1) $2.5 million or (2) 50% of the amount of the outstanding overadvance, if any, under the CIT Facility at the time of the participation. The participating stockholders are required to purchase the participation on the earlier of (a) December 28, 2001, or (b) if all amounts due under the CIT Facility have been accelerated, on the fifth business day following notice by CIT but, in each case, only if any overadvance is outstanding on the purchase date.

    In connection with the November 15, 2001 bankruptcy filings by our Sweet Factory subsidiaries, the CIT Facility was further amended pursuant to the Second Amendment to allow such bankruptcy filings, to eliminate Sweet Factory, Inc. as a co-borrower and to remove the inventory and accounts receivable of our Sweet Factory subsidiaries from the borrowing base. Concurrently with entering into the Second Amendment, CIT and Sweet Factory, Inc. entered into the Post-Petition Credit Agreement. See "Effect of Bankruptcy Filing". The Company has guaranteed all obligations of Sweet Factory, Inc. under the Post-Petition Credit Agreement.

    The CIT Facility provides that, during December 2001, the Company may not borrow more than certain specified declining amounts and for the period each year from December 31, until after the Company makes the scheduled interest payment on its senior notes due on the following January 1, the

Company may have no borrowings. The CIT Facility also provides that during 2002, the Company may not borrow more than certain specified increasing amounts (in each case less than $30.0 million). The CIT Facility requires that the Company satisfy periodic minimum cash flow and EBITDA covenants and maximum capital expenditure and operating lease covenants. On December 6, 2001, CIT and the Company entered into the Waiver and Third Amendment to Financing Agreement, pursuant to which the performance targets reflected in the periodic net cash flow and EBITDA covenants were reduced. The CIT Facility further requires that the Company receive by March 31, 2002, either at least $5.0 million in capital contributions or at least $8.0 million in net proceeds from a sale-leaseback of the Company's owned store locations. Management is currently exploring options in regard to obtaining such additional capital or sale of Company-owned store locations.

    As of December 7, 2001, $27.4 million was borrowed under the CIT Facility and $0.1 million of letters of credit was outstanding under the CIT Facility.

    In addition, Holdings has certain dividend and redemption obligations for which the Company must generate the necessary funds. Holdings has the following three classes of preferred stock: Senior Preferred Stock, Junior Class A PIK Preferred Stock and Junior Class B PIK Preferred Stock. The Senior Preferred Stock was issued in 1991 in the original face amount of $10.0 million. As of December 10, 2001, 100% of the Senior Preferred Stock was held by the former shareholders of the Company. The Junior Class A PIK Preferred Stock and the Junior Class B PIK Preferred Stock also were issued in 1991 in the original face amount of $7.0 million and $0.7 million, respectively. As of December 10, 2001, affiliates of TCW Capital owned approximately 64% of the Junior Class A PIK Preferred Stock and affiliates (or parties advised by such affiliates) of The Jordan Company owned approximately 36% of the Junior Class A PIK Preferred Stock and approximately 80% of the Junior Class B PIK Preferred Stock.

    In connection with the Company's entering into the CIT Facility, Holdings entered into agreements with the holders of each class of its preferred stock to, among other things, extend the mandatory redemption dates for such stock. The terms of the Senior Preferred Stock have been amended to, among other things, eliminate the accrual of dividends on such stock after August 31, 2000 and to change the mandatory redemption date of such stock from a single aggregate redemption payment on August 31, 2001 to a schedule of mandatory redemption payments on January 15th of each year, commencing in 2002 and ending in 2006. Such annual redemption payments are in the amounts of $3.0 million in each of the years 2002 through 2004, $2.0 million in 2005 and $2.5 million in 2006. In the event that Holdings fails to make any redemption payment when due, all then remaining redemption payments shall be accelerated and, if not paid, the holders of its Senior Preferred Stock may elect a director to the Board of Directors of Holdings who shall have 51% of the total voting power of the Board.

    The terms of the Junior Class A PIK Preferred Stock and the Junior Class B Preferred Stock have been amended to extend the mandatory redemption date for each such class of preferred stock from November 1, 2001 to March 15, 2006. The redemption value of the Junior Class A PIK Preferred Stock and the Junior Class B PIK Preferred Stock on March 15, 2006 will be approximately $21.2 million and $2.1 million, respectively. The holders of Junior Class A PIK Preferred Stock also have agreed to extend from January 1, 2000 to June 30, 2003 the date on which they have the right to put to Holdings their common stock. In addition, in the event that Holdings does not redeem all of the common stock and preferred stock owned by affiliates of TCW Capital within 90 days of any exercise of this put right, affiliates of TCW Capital have the right to take control of a majority of the voting power of Holdings' Board of Directors for purposes of effecting a sale of Holdings.

    In order for Holdings to make the redemption payments on its preferred stock, Holdings must cause the Company, to the extent permitted by the indenture governing the senior notes, the CIT Facility and law, to advance the necessary funds to Holdings by dividend or otherwise. Such advances, if paid, will reduce the funds available for the Company's operations. To the extent that such funds are not available, whether due to the restrictions set forth in the indenture, the CIT Facility or otherwise, the failure to make required redemption payments (1) would trigger various provisions of Holdings' preferred and common stock, including provisions providing for a change of control of Holdings' and the Company's Boards of Directors and (2) with respect only to a failure to make required redemptions of the Senior Preferred Stock, could result in defaults under the indenture and the CIT Facility and an obligation by the Company under the indenture to purchase all of the senior notes.

    The indenture also provides that, except in limited circumstances (including to pay dividends or redeem preferred stock not owned by affiliates of the Jordan Company), we will not, and will not permit any of our subsidiaries to, make dividend payments or other distributions on our outstanding shares of capital stock unless at the time of such distribution: (a) no default under the indenture has occurred and is continuing or would occur as a consequence, thereof, (b) immediately after such distribution, we would comply with the interest coverage ratios set forth in the indenture and (c) such distributions do not exceed an amount determined by reference to a formula consisting primarily of prior distributions and payments, prior income and the proceeds from the sale of securities. The indenture prohibits the incurrence of additional indebtedness unless, among other things, we comply with minimum interest coverage ratios set forth in the indenture.

    In light of the above debt service and dividend and redemption obligations and the restrictions set forth in our indenture and the CIT Facility, and in order to have sufficient funds to meet our projected capital expenditures and working capital requirements, we are exploring various alternatives, including new sources of revenue, additional cost reduction initiatives, a further amendment of the CIT Facility and other sources of capital. While management believes our financing requirements will be met, there can be no assurance that we will be able to accomplish any of these alternatives or that we will be able to do so on terms favorable to us.

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

    The following table summarizes our net sales and EBITDA by quarter for fiscal 2000 and 2001. In the fourth quarter of fiscal year 2000, management identified certain adjustments which related to previous quarters and has adjusted EBITDA in the prior quarters of fiscal year 2000 to appropriately reflect these adjustments. EBITDA in fiscal 2001 excludes restructuring expense, manufacturing start-up costs and the write-off of impaired assets.

	First Quarter Ended Nov. 27 1999	Secord Quarter Ended Feb. 26, 2000	Third Quarter Ended May 27, 2000	Fourth Quarter Ended Aug. 26, 2000	First Quarter Ended Nov. 25 2000	Secord Quarter Ended Feb. 24, 2001	Third Quarter Ended May 26, 2001	Fourth Quarter Ended Aug. 25, 2001
	(Dollars in thousands)
Net sales	$54,725	$102,309	$56,543	$39,813	$52,547	$102,494	$57,901	$36,227
EBITDA	(193)	25,008	(800)	(4,683)	170	25,748	461	(8,364)

Item 8—Financial Statements and Supplementary Data

    The audited financial statements of Archibald Candy Corporation are included in this report beginning at page F-1.

Item 9—Changes in and Disagreements with Accountants
On Accounting and Financial Disclosures

    During fiscal 2000 and fiscal 2001, there has been no change in our accountants or any disagreement between our management and our accountants on any matter of accounting principles or practices or financial statement disclosures.

PART III

Item 10—Directors and Executive Officers of the Company

Directors and Management Employees

    The following table and summary below set forth certain information with respect to our directors and management employees as of August 25, 2001.

Name	Age	Position with the Company
Thomas H. Quinn	54	Chairman of the Board and Chief Executive Officer*
Ted A. Shepherd	42	President and Chief Operating Officer, Director*
Richard J. Anglin	46	Vice President, Chief Financial Officer and Secretary*
Alan W. Petrik	48	Vice President—Supply Chain Management
Ricky L. Lelli	49	Vice President—Operations
Joseph Chipollini	50	Vice President—Retail Operations
Nicholas Podoba	55	Vice President—Human Resources
John W. Jordan II	53	Director
Adam E. Max	43	Director, Vice President, Assistant Treasurer and Assistant Secretary*
Jeffrey J. Rosen	52	Director*
Gregory W. Ward	27	Director*

*
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

    Mr. Shepherd has served as our President and Chief Operating Officer since 1996. Mr. Shepherd joined us in December 1993 as Vice President of the Specialty Division and was named Vice President of Sales and Marketing in 1995. Mr. Shepherd has over 19 years of general management, sales and marketing experience in the confectionery industry. Prior to joining us, Mr. Shepherd worked for 11 years at Mars, Incorporated and affiliated entities, where he held a variety of sales, marketing and general management positions. Mr. Shepherd was elected a director on October 24, 2000.

    Mr. Anglin was hired in September 2000 as our Vice President, Chief Financial Officer and Secretary. Mr. Anglin has over 17 years of financial and operational experience in the retail industry. Prior to joining us, Mr. Anglin worked for two years as Executive Vice President and Chief Financial Officer for Florsheim Group, Inc., two years as Vice President of Store Operations for Service Merchandise, and six years as Vice President of Operations and Chief Financial Officer for Mark Shale.

    Mr Petrik has served as our Vice President of Supply Chain Management since June 2000. Mr. Petrik has been with us for 22 years and has held various senior management positions with us, including Vice President of Manufacturing and Vice President of Operations.

    Mr. Lelli has served as our Vice President of Operations since 1997. Mr. Lelli joined us in 1994 as Director of Manufacturing. Mr. Lelli has over 25 years of experience in the food processing industry. Prior to joining us, Mr. Lelli worked for five years at The Masterson Company, a confectionery company, where he served as Vice President of Manufacturing.

    Mr. Chipollini has served as our Vice President of Retail Operations since April 1998. Mr. Chipollini joined us in April 1995 as East Coast Regional Manager. Prior to joining us, Mr. Chipollini worked for four years at Crystal Brands, where he served as a District Manager.

    Mr. Podoba has served as our Vice President of Human Resources since he joined us in October 1998. Mr. Podoba has over 26 years of experience in human resource management. Prior to joining us, Mr. Podoba worked for seven years at Northwestern Memorial Faculty Foundation, where he served as Director of Human Resources.

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

    Mr. Rosen has served as one of our directors since 1997. Mr. Rosen is a partner in the law firm of Debevoise & Plimpton, counsel for TCW Capital.

    Mr. Ward has served as one of our directors since 2000. Mr. Ward is an assistant vice president of TCW Capital.

Shareholders Agreement

    All holders of Holdings' common stock are party to a shareholder's agreement, which contains provisions relating to our governance and the governance of Holdings. These provisions provide for, among other things, the election to each of our and Holdings' Boards of Directors of three directors nominated by affiliates of The Jordan Company and two directors nominated by affiliates of TCW Capital. Messrs. Jordan, Quinn and Max are the directors nominated by the affiliates of The Jordan Company. Messrs. Rosen and Ward currently are the directors nominated by the affiliates of TCW Capital. On October 24, 2000, the Boards of Directors of Holdings and us expanded the number of their respective members from five to six and elected Mr. Shepherd to fill the newly created director position for each Board.

Compensation

    We pay each of our directors a quarterly fee of $2,500. We also pay Mr. Quinn a $52,000 consulting fee. See "Certain Transactions—Director's Consulting Fee and TCW Affiliates' Expense Reimbursement." We also reimburse directors for their travel and other expenses incurred in connection with attending meetings of the Board of Directors.

Item 11—Executive Compensation

    The following table sets forth certain information regarding compensation paid or accrued by us during each of the three most recent fiscal years to our chief executive officer and other officers:

Summary Compensation Table

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)		Securities Underlying SARs (#)
Thomas H. Quinn	2001	$—	$—	$52,000	(1)	—
Chairman of the Board and	2000	—	—	52,000	(1)	—
Chief Executive Officer	1999	—	—	52,000	(1)	—
Ted A. Shepherd	2001	366,667	—	—		—
President and	2000	300,000	200,000	61,007	(2)	—
Chief Operating Officer	1999	271,667	350,000	—		9.75	(3)
Richard J. Anglin(4)	2001	206,167	—	—		5.00
Vice President, Chief Financial
Officer and Secretary

(1)
Reflects a consulting fee we paid Mr. Quinn in each of fiscal 2001, 2000 and 1999 in lieu of salary. See "Certain Transactions—Director's Consulting Fee and TCW Affiliates' Expense Reimbursement."

(2)
Represents value of 6.50 shares of Holdings' Class A Common Stock issued to Mr. Shepherd on August 31, 1999, pursuant to Holdings' 1999 Stock Bonus Plan. See "Holdings' 1999 Stock Bonus Plan."

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

Holdings' Stock Appreciation Rights Plan

    The Fannie May Holdings, Inc. Stock Appreciation Rights Plan was adopted by the Board of Directors of Holdings in October, 1991 to afford selected employees of Holdings and its subsidiaries an opportunity to participate in the potential economic appreciation of Holdings' consolidated common stock equity value. A total of 52.75 SARs are authorized for grant under the SAR Plan representing the economic equivalent of 52.75 shares, or 4.9%, of Holdings' Common Stock, on a fully diluted basis. As of August 25, 2001, 36.6667 SARs were outstanding under the SAR Plan, with 19 SARs issued to our current employees and the balance held by former employees.

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

  •
  certain public offerings of Holdings' Common Stock;

  •
  any merger, combination, consolidation or similar transaction involving Holdings in which the holders of a majority of the outstanding Holdings' Common Stock immediately prior to such transaction are not the holders of a majority of the ordinary voting securities of the entity surviving such transaction;

  •
  the sale of all or substantially all of the assets of Holdings; or

  •
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

SAR Grant in Fiscal 2001

    The following table sets forth information with respect to SARs granted during fiscal 2001 by Holdings to our executive officers:

	SAR Grants in Last Fiscal Year
Name	Number of Shares Underlying SARs Granted	% of Total SARs Granted to Employees in Fiscal Year	Exercise Or Base Price ($/sh)	Expiration Date(2)	Grant Date Present Value(3)
Richard J. Anglin(1)	5.00	100%	$0	—	$0

(1)
Five SARs were granted to Mr. Anglin in October 2000 pursuant to Holdings' Stock Appreciation Rights Plan.

(2)
SARs issued pursuant to the SAR Plan have no expiration date. However, all or a part of an SAR is automatically terminated under certain circumstances in connection with an employee's termination of employment with us.

(3)
Based on the formulation specified in the SAR agreements of the respective executive officers, the actual value of a SAR is subject to and not determinable until the occurrence of either (a) a Cash Out Event or (b) in some circumstances, the call or put election of Holdings or the holder, respectively, following the termination of the holder's employment with us.

Aggregated SAR Exercises in Fiscal Year 2001 and 2001 Fiscal Year-End SAR Values

    The following table sets forth information with respect to SAR exercises during fiscal 2001 by our executive officers and the number of shares of Holdings' Common Stock underlying SARs held by each of our executive officers and the value of such executive officers' exercisable and unexercisable SARs on August 25, 2001.

	Shares Acquired on Exercise (#)(1)	Value Realized ($)	Number of Securities Underlying Unexercised SARs at Fiscal Year-End Exercisable/ Unexercisable(#)	Value of Unexercised In-the-Money SARs at Fiscal Year-End, Exercisable/ Unexercisable(#)(2)
Richard J. Anglin	—	—	0/5	$0/$0

(1)
No SARs were exercised during fiscal 2001.

(2)
Based on the formulation specified in the SAR agreements of the respective executive officers, the actual value of a SAR is subject to and not determinable until the occurrence of either (a) a Cash Out Event or (b) in some circumstances, the call or put election of Holdings or the holder, respectively, following the termination of the holder's employment with us.

Holdings' 1998 Stock Bonus Plan

    The Fannie May Holdings, Inc. 1998 Stock Bonus Plan was adopted by the Board of Directors of Holdings in August 1998 to promote the long-term success of Holdings and its subsidiaries by strengthening Holdings' ability to attract and retain highly competent management employees and to provide a means to encourage stock ownership and proprietary interests in Holdings. The 1998 Stock Bonus Plan provides for the issuance of the right to acquire shares of Holdings' Class A Common Stock to those management employees who can significantly enhance the long-term performance of Holdings and its subsidiaries and is intended to provide, in combination with other forms of compensation and benefits, a total compensation program which is competitive with the reward programs of other similar enterprises. No more than 33 shares of Holdings' Class A Common Stock may be issued under the 1998 Stock Bonus Plan. The 1998 Stock Bonus Plan terminates on July 1, 2008. The 1998 Stock Bonus Plan is administered under the direction of the Board of Directors of Holdings. The Board determines the management employees to receive shares of Holdings' Class A Common Stock under the 1998 Stock Bonus Plan, the number of shares to be granted, the consideration, if any, to be paid for such shares and the other terms and conditions of any such issuances. On August 31, 1999, Holdings issued an additional 6.5 shares of its Class A Common Stock to Mr. Shepherd pursuant to the 1998 Stock Bonus Plan. As of August 25, 2001, Holdings has issued 26.25 shares in aggregate of its Class A Common Stock pursuant to the 1998 Stock Bonus Plan, all of which has been issued to Mr. Shepherd.

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

    The normal retirement age under the pension plans is the later of age 65 or the fifth anniversary of participation for participants who enter the pension plan on or after September 1, 1988 and age 65 for participants who enter the plan before September 1, 1988. A reduced early retirement benefit is available when a participant has attained age 55 and completed at least ten years of vesting service. A participant's accrued annual benefit under the applicable pension plan, starting at age 65, is the sum of (1) his accrued annual benefit, if any, as of August 31, 1992 and (2) .5% of the "compensation," as defined in the pension plans, paid to the participant during each year of "credited service," as defined in the pension plans, after August 31, 1992. Effective September 1, 1999, employees covered by certain bargaining units in the pension plan for collective bargaining employees have an accrued annual benefit of (1) 1.5 times accrued annual benefit, if any, as of August 31, 1992 and (2) .75% of the "compensation" paid to the participant during each year of "credited service" after August 31, 1992. Effective September 1, 2000, employees covered by certain bargaining units in the pension plan for collective bargaining employees have an accrued annual benefit of .75% of the "compensation" paid to the participant during each year of "credited service" before or after September 1, 2000. Compensation is generally defined in the pension plans as the total cash remuneration paid for the twelve months ending August 31 of each year, and is limited by federal law to $150,000 per year, as adjusted for cost-of-living increases.

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

Item 12—Security Ownership of Certain Beneficial
Owners and Management

    Holdings owns all of our issued and outstanding capital stock. The following table sets forth certain information with respect to the beneficial ownership of the equity securities of Holdings as of August 25, 2001 by (1) each person who is known by us to beneficially own more than 5% of the outstanding shares of any class of Holdings' voting securities; (2) each of our directors and executive officers who own shares of Holdings' equity securities; and (3) all of our directors and executive officers, as a group, who own shares of Holdings' equity securities.

Name(1)	Title of Class(2)	Number of Shares	Percentage of Class	Percentage of all Outstanding Voting Common Stock
TCW Capital(3)	Class A Common	339.741000	47.1%	33.1%
Jordan Industries, Inc.(4)	Class A Common	151.128000	20.9	14.7
JZ Equity Partners PLC(5)	Class A Common	100.752000	14.0	9.8
WCT Investment Pte Ltd.(6)	Class A Common	82.573000	11.4	8.0
Mezzanine Capital(7)	Class A Common	21.069000	2.9	2.1
Leucadia Investors, Inc.(8)	Class C Common	65.788625	22.3	6.4
John W. Jordan II(9)	Class A Common Class C Common	151.128000 43.945960	21.1 14.9	14.7 4.3
Thomas H. Quinn(10)	Class A Common Class C Common	151.128000 31.582500	20.9 10.7	14.7 3.1
Adam E. Max(11)	Class C Common	26.315450	8.9	2.6
Ted A. Shepherd(12)	Class A Common	26.250000	3.6	2.6
TCW Special Placements Fund III(7)	Class D Common	10.000000	100.0	1.0
All directors and executive officers of Holdings as a group(9)(10)	Class A Common Class C Common	177.378000 101.8439100	24.6 34.6	17.3 9.9

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

(2)
As of August 25, 2001, there were outstanding (a) 721.513 shares of Holdings' Class A Common Stock, (b) no shares of Holdings' Class B Common Stock, (c) 294.737 shares of Holdings' Class C Common Stock and (d) 10 shares of Holdings' Class D Common Stock, aggregating to 1,026.25 outstanding shares of Holdings' Common Stock. Holdings' Class B Common Stock is non-voting, except as provided by law and in some other limited circumstances. Each of the æother classes of Holdings' Common Stock has one vote per share for the election of directors and all other corporate matters, except as follows: (i) the holders of Holdings' Class C Common Stock, as a class, subject to the rights of holders of Holdings' Senior Preferred Stock and Class D Common Stock described below, may elect a director who is entitled to exercise 51% of the voting power of the Board of Directors of Holdings; (ii) upon the occurrence of some triggering events, including a failure by Holdings to redeem its Junior Class A PIK Preferred Stock, the holders of Holdings' Class D Common Stock, voting separately as a class, have the right to elect an additional director and such director shall have 51% of the voting power of the Board of Directors of Holdings, unless due to a failure by Holdings to make a mandatory redemption payment with respect to its Senior Preferred Stock, whether or not such payment is legally permissible, the holders of

  Holdings' Senior Preferred Stock have elected a director who is entitled to exercise 51% of the voting power of the Board of Directors of Holdings; and (iii) some events, such as amendments to Holdings' certificate of incorporation or by-laws which adversely affect the rights of holders and some merger and consolidation transactions, require the approval of a majority of holders of each class voting separately as a class. No event has occurred which would give either the holders of Holdings' Class D Common Stock or Holdings' Senior Preferred Stock the right to elect a director who is entitled to exercise 51% of the voting power of the Board of Directors of Holdings. In addition, all holders of Holdings' Common Stock are parties to the shareholders agreement. See "Certain Transactions-Shareholders Agreement." As of August 25, 2001, there also were outstanding (A) 1,243.91682 shares of Holdings' Senior Preferred Stock, all of which is owned by our former owners through the Denton Thorne Trust A, the Denton Thorne Trust B and the Denton Thorne Trust C, (B) 518.4704 shares of Holdings' Junior Class A PIK Preferred Stock, approximately 36% of which is owned by affiliates of The Jordan Company and approximately 64% of which is owned by affiliates of TCW Capital, and (C) 51.8469 shares of Holdings' Junior Class B PIK Preferred Stock, approximately 80% of which is owned by affiliates of The Jordan Company. Holdings' certificate of incorporation provides that in the event that Holdings fails to redeem on any redemption date the full amount of Senior Preferred Stock required to be redeemed on such date, the Board of Directors of Holdings shall automatically be increased by one director and the holders of Holdings' Senior Preferred Stock shall have the right to elect an individual to fill such newly created directorship. The director elected by the holders of Holdings' Senior Preferred Stock would have 51% of the total voting power of the Board of Directors of Holdings.

(3)
The Class A Common Stock indicated as owned by TCW Capital is actually held as follows: (a) 311.408 shares are held in the name of TCW Special Placements Fund III; (b) 23.74 shares are held in the name of TCW Capital, as Investment Manager pursuant to an Investment Management Agreement dated as of April 18, 1990; and (c) 4.593 shares are held in the name of TCW Capital, as Investment Management pursuant to an Investment Management Agreement dated as of June 19, 1989. As of August 25, 2001, affiliates of TCW Capital owned 44.2% of the outstanding voting Holdings' Common Stock. As of August 25, 2001, affiliates of TCW Capital also owned approximately 64% of Holdings' Junior Class A PIK Preferred Stock. The principal address of TCW Capital is c/o Trust Company of the West, Representative Office, 200 Park Avenue, Suite 2200, New York, New York 10166.

(4)
As of August 25, 2001, Jordan Industries, Inc. and other affiliates of (or entities advised by affiliates of) The Jordan Company also owned approximately 36% of Holdings' Junior Class A PIK Preferred Stock. The principal address of Jordan Industries, Inc. is Arbor Lake Center, 1751 Lake Cook Road, Suite 550, Deerfield, Illinois 60015. Mr. Jordan is Chairman of the Board and Chief Executive Officer of Jordan Industries, Inc. Mr. Quinn is President, Chief Operating Officer and a Director of Jordan Industries, Inc.

(5)
As of August 25, 2001, JZ Equity Partners PLC, which is advised by an affiliate of The Jordan Company, also owned 74.0672 shares of Holdings' Junior Class A PIK Preferred Stock. The principal address of JZ Equity Partners PLC is c/o The Jordan Company LLC, 767 Fifth Avenue, New York, New York 10153.

(6)
As of August 25, 2001, WCT Investment Pte Ltd. also owned 58.8734 shares of Holdings' Junior Class A PIK Preferred Stock. In connection with its acquisition in 1992 from affiliates of TCW Capital of shares of Holdings' Class A Common Stock and Junior Class A PIK Preferred Stock, WCT Investment Pte Ltd. granted an irrevocable proxy to TCW Special Placements Fund III for the purpose of approving or consenting to some actions by Holdings. The principal address of WCT Investment Pte Ltd. is c/o Government of Singapore Investment Corporation, 255 Shoreline Drive, Suite 600, Redwood City, California 94065.

(6)
Mezzanine Capital is affiliated with TCW Capital. As of August 25, 2001, Mezzanine Capital also owned 15.5931 shares of Holdings' Junior Class A PIK Preferred Stock. The principal address for each of Mezzanine Capital and TCW Special Placements Fund III is c/o TCW Special Placements Fund III, 865 S. Figueroa St., Suite 1800, Los Angeles, California 90017.

(7)
As of August 25, 2001, Leucadia Investors, Inc. also owned 12.9617 shares of Holdings' Junior Class B PIK Preferred Stock. The principal address of Leucadia Investors, Inc. is 315 Park Avenue South, New York, New York 10010.

(8)
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

(10)
As of August 25, 2001, Mr. Max also owned 5.1848 shares of Holdings' Junior Class B PIK Preferred Stock. The address of Mr. Max is c/o The Jordan Company LLC, 767 Fifth Avenue, New York, New York 10153.

(12)
Mr. Shepherd's address is c/o Archibald Candy Corporation, 1137 West Jackson Boulevard, Chicago, Illinois 60607.

Item 13—Certain Relationships and Related Transactions

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

    In connection with the June 2001 amendment of the terms of Holdings' Junior Class A PIK Preferred Stock, affiliates of TCW Capital required Holdings to agree to defer any payment of fees to TJC Management Corp. under the management consulting agreement unless and until all of Holdings' Junior Class A PIK Preferred Stock and Common Stock held by affiliates of TCW Capital has been redeemed in accordance with the Securities Purchase Agreement. Under the terms of the Securities Purchase Agreement, any deferral of the fees payable to TJC Management Corp. under the management consulting agreement automatically requires the deferral of the $48,000 payment to affiliates of TCW Capital. Therefore, for fiscal 2001, due to the substantial uncertainty as to when the fees eventually would be paid to TJC Management Corp. and the $48,000 reimbursement of expenses would be paid to affiliates of TCW Capital, Holdings did not pay or accrue $364,000 to TJC Management Corp. in management consulting fees or $48,000 to affiliates of TCW Capital in reimbursement of expenses.

Tax Sharing and Management Consulting Agreement

    On July 2, 1997, we entered into a tax sharing and management consulting agreement with Holdings, pursuant to which we pay or distribute to Holdings:

  •
  so long as Holdings files consolidated income tax returns that include us, payments for our share of income taxes, assuming that we are a stand-alone entity and without giving effect to any consolidated net operating loss carry forwards of Holdings accumulated through August 30, 1997;

  •
  except as described below, an annual fee of $412,000 for management, consulting, investment banking and similar services, plus an amount equal to the expenses incurred by Holdings in connection with the performance of such services (see above);

  •
  investment banking fees incurred by Holdings on our behalf with TJC Management Corp. in connection with (1) any future recapitalizations, acquisitions or any similar transaction, which fee shall not exceed 2% of the transaction value, and (2) any further financing transactions, which fee shall not exceed 1% of the transaction value (see above);

  •
  amounts sufficient for Holdings to pay fees, expenses and indemnities to directors of Holdings in accordance with its bylaws and indemnification agreements; and

  •
  payments to or on behalf of Holdings in respect of franchise or similar taxes and governmental charges incurred by it relating to our business, operations or finances.

    We believe that the terms of the management consulting agreement reveals under the tax sharing and management consulting agreement are comparable under the terms we would obtain from disinterested third parties for comparable services. In fiscal 2001, because Holdings did not pay or accrue $364,000 in management consulting fees under its management consulting agreement or $48,000 in expense reimbursement to affiliates of TCW Capital, we did not pay or accrue $412,000 to Holdings in management fees and expenses pursuant to our tax sharing and management consulting agreement.

Preferred Stock

    As of December 10, 2001, affiliates of TCW Capital owned approximately 64% of Holdings' Junior Class A PIK Preferred Stock and affiliates (or parties advised by such affiliates) of The Jordan Company owned approximately 36% of Holdings' Junior Class A PIK Preferred Stock and approximately 80% of Holdings' Junior Class B PIK Preferred Stock.

    The terms of the Junior Class A PIK Preferred Stock and the Junior Class B Preferred Stock have been amended to extend the mandatory redemption date for each such class of preferred stock from November 1, 2001 to March 15, 2006. The redemption value of the Junior Class A PIK Preferred Stock and the Junior Class B PIK Preferred Stock on March 15, 2006 will be approximately $21.2 million and $2.1 million, respectively. Affiliates of TCW Capital also have agreed to extend from January 1, 2000 to June 30, 2003 the date on which they have the right to put to Holdings their common stock. In addition, in the event that Holdings does not redeem all of the common stock and preferred stock owned by affiliates of TCW Capital within 90 days of any exercise of this put right, affiliates of TCW Capital have the right to take control of a majority of the voting power of Holdings' Board of Directors for purposes of effecting a sale of Holdings.

Director's Consulting Fee and TCW Affiliates' Expense Reimbursement

    In each of fiscal 1999, 2000 and 2001, we paid to Mr. Quinn a consulting fee equal to $52,000 in lieu of a salary in exchange for services rendered to us. Mr. Quinn consulted with us with respect to our financial and business affairs, our relationships with our lenders and stockholders, and the operation and expansion of our business. Such fee is expected to continue in the future and is subject to reasonable increases. Pursuant to the tax sharing and management consulting agreement, affiliates of TCW Capital who are members of our Board of Directors receive $48,000 in the aggregate per year as reimbursement of expenses incurred in performing financial and management consulting services thereunder, including, but not limited to, any travel expense. However, the TCW Capital amount was not paid or accrued in Fiscal 2001. See "—Management Consulting Agreement".

Shareholders Agreement

    The holders of Holdings' common stock are party to a shareholders agreement, which contains provisions relating to the governance of us and Holdings and restrictions on, and rights in the event of, the transfer of Holdings' Common Stock. Among other things, the shareholders agreement provides that, subject to limited exceptions, (1) the composition of our and Holdings' Board of Directors shall be identical and (2) the number of directors on our and Holdings' Board shall be six, with affiliates of The Jordan Company nominating three directors and affiliates of TCW Capital nominating two directors. On October 24, 2000, the Boards of Directors of Holdings and the Company expanded the number of their respective members from five to six and elected Mr. Shepherd to fill the newly created director position for each Board. On June 28, 2001, the shareholders agreement was further amended to extend its term until October 30, 2011 and to make certain additional actions by Holdings and its subsidiaries subject to approval by one of the directors of Holdings designated by affiliates of TCW Capital. The shareholders agreement also provides that upon the occurrence of some triggering events, unless affiliates of TCW Capital as holders of Holdings' Class D Common Stock have already elected a director with 51% of the voting power of the Board of Directors of Holdings, Holdings shall not, without the approval of 60% of the outstanding Holdings' Common Stock, other than Holdings' Class B Common Stock:

  •
  enter into any transaction of merger, consolidation or amalgamation, or liquidate, wind up or dissolve itself;
  •
  convey, sell, lease, transfer or otherwise dispose of in a transaction or related series of transactions 25% or more of the property, business or assets of Holdings and its subsidiaries;

  •
  acquire by purchase or otherwise the business or any assets of, or stock or other evidences of beneficial ownership of, any person with a purchase price in excess of 20% of the then net worth of Holdings and its subsidiaries; or

  •
  issue certain equity securities or redeem equity shares.

The shareholders agreement further provides that without the approval of a director nominated by affiliates of TCW Capital, neither Holdings nor any of its subsidiaries shall:

  •
  make any amendment to Holdings' certificate of incorporation or by-laws;

  •
  enter into any transaction with any affiliate, except for transactions entered into in the ordinary course of business in good faith and on fair and reasonable terms no less favorable to Holdings than Holdings would be able to obtain in a comparable arm's-length transaction with an unrelated third party;

  •
  enter into any transaction of merger, consolidation or amalgamation, or liquidate, wind up or dissolve itself;

  •
  convey, sell, lease, transfer or otherwise dispose of in a transaction or related series of transactions 10% or more of the property, business or assets of Holdings and its subsidiaries;

  •
  acquire by purchase or otherwise the business or any assets of, or stock or other evidences of beneficial ownership of, any person with a purchase price in excess of 10% of the aggregate value of the property, business and assets of Holdings and its subsidiaries;

  •
  create, incur, assume, guarantee or otherwise become or remain liable with respect to any indebtedness in excess of $5.0 million or enter into any other transaction having a similar effect (subject to certain exceptions); or

  •
  elect or remove the President or Chief Financial Officer of Holdings or the Company.

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

Provision of Services to the Company

    Jordan Industries, Inc. owns 80% of PAMCO Printed Labels, which supplied approximately $916,000 and $776,000 of labels to us in fiscal 2000 and fiscal 2001, respectively. Mr. Quinn, our Chairman of the Board and Chief Executive Officer, is the President, Chief Operating Officer and a director of Jordan Industries, Inc. Mr. Jordan, one of our directors, is Chairman of the Board and Chief Executive Officer of Jordan Industries, Inc. We believe that the pricing and services provided by PAMCO are comparable to those that we would obtain from disinterested third parties for comparable services.

Participation Agreement

    In connection with the Overadvance Agreement and First Amendment to Financing Agreement, those stockholders of Holdings who are (or who are advised by) affiliates of The Jordan Company entered into a Participation Agreement pursuant to which such stockholders agreed to purchase from CIT a last-out participation in any overadvance under the CIT Facility. The aggregate amount of the participation is equal to the lesser of (1) $2.5 million or (2) 50% of the amount of the outstanding overadvance, if any, under the CIT Facility at the time of the participation. The participating stockholders are required to purchase the participation on the earlier of (a) December 28, 2001, or (b) if all amounts due under the CIT Facility have been accelerated, on the fifth business day following notice by CIT, but, in each case, only if any overadvance is outstanding on the purchase date.

PART IV

Item 14—Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  The following documents are filed as part of this Form 10-K.

  1.
  Report of Independent Auditors

          Balance Sheets as of August 26, 2000 and August 25, 2001.

          Statements of Operations for the years ended August 28, 1999, August 26, 2000 and August 25, 2001.

          Statement of Changes in Shareholder's Equity (Deficit) for the years ended August 28, 1999, August 26, 2000 and August 25, 2001.

          Statements of Cash Flows for the years ended August 28, 1999, August 26, 2000 and August 25, 2001.

          Notes to Financial Statements

    2.
    Other Financial Information

          None

    3.
    The exhibits listed in the following "Index to Exhibits" are filed with this Form 10-K or incorporated by reference as set forth below.

  (b)
  The following reports on Form 8-K were filed during the fiscal quarter ended August 25, 2001.

        Current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2001.

        Current report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2001.

  (c)
  The exhibits listed in the following "Index to Exhibits" are filed with this Form 10-K or incorporated by reference as set forth below.

  (d)
  Additional Financial Statement Schedules.

        None.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Reorganization dated as of November 24, 1998 by and among the Company, Sweet Factory Acquisition Corp., Sweet Factory Group, Inc., Sweet Factory, Inc., SF Candy Company, SF Properties, Inc. and certain stockholders of Sweet Factory Group, Inc. party thereto (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on December 22, 1998)
2.2
Amendment No. 1 dated as of December 7, 1998 to Agreement and Plan or Reorganization by and among the Company, Sweet Factory Acquisition Corp., Sweet Factory Group, Inc., Sweet Factory, Inc., SF Candy Company, SF Properties, Inc. and Weston Presidio Offshore Capital C.V., as representative of certain stockholders of Sweet Factory Group, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-4, File No. 333-71925)
2.3
Asset Purchase Agreement dated as of May 26, 1999 between Nestlè Canada Inc. and the Company (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on June 23, 1999)
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company Registration Statement on Form S-1, File No. 333-33751)
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 333-33751)
3.3	Certificate of Incorporation of Sweet Factory Group, Inc. (incorporated by reference to Exhibit 3.3. to the Company's Registration Statement on Form S-4, File No. 333-71925)
3.4	Restated Certificate of Incorporation of Sweet Factory, Inc. (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-4, File No. 333-71925)
3.5	Certificate of Incorporation of SF Properties, Inc. (incorporated by reference to Exhibit 3.5 to the Company's registration Statement on Form S-4, File No. 333-71925)
3.6	Certificate of Incorporation of SF Candy Company (incorporated by reference to Exhibit 3.6 to the Company's Registration Statement on Form S-4, File No. 333-71925)
3.7	Articles of Incorporation of Archibald Candy (Canada) Corporation (incorporated by reference to Exhibit 3.7 to the Company's Registration Statement on Form S-4, File No. 333-84685)
3.8	By-Laws of Sweet Factory Group, Inc.
3.9	By-Laws of Sweet Factory, Inc. (incorporated by reference to Exhibit 3.8 to the Company's Registration Statement on Form S-4, File No. 333-71925)
3.10	By-Laws of SF Properties, Inc. (incorporated by reference to Exhibit 3.9 to the Company's Registration Statement on Form S-4, File No. 333-71925)
3.11	By-Laws of SF Candy Company (incorporated by reference to Exhibit 3.10 to the Company's Registration Statement on Form S-4, File No. 333-71925)
3.12	By-Laws of Archibald Candy (Canada) Corporation (incorporated by reference to Exhibit 3.12 to the Company's Registration Statement on Form S-4, File No. 333-84685)

4.1	Form of the Company's 10 1/4% Series B Senior Secured Notes due 2004 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, File No. 333-33751)
4.2
Indenture dated as of July 2, 1997 between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1, File No. 333-33751)
4.3
First Supplemental Indenture dated as of December 7, 1998 among the Company, the Guarantor Subsidiaries and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on December 22, 1998)
4.4
Second Supplemental Indenture dated as of June 8, 1999 among the Company, the Guarantor Subsidiaries and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 23, 1999)
4.5
Third Supplemental Indenture dated as of March 23, 2000 among the Company, the Guarantor Subsidiaries and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.5 to the Company's Form 10-K for the fiscal year ended August 26, 2000)
4.6	Fourth Supplemental Indenture dated as of November 14, 2001 among the Company, the Guarantor Subsidiaries and The Bank of New York, as Trustee
4.7
Registration Rights Agreement dated as of July 2, 1997 between the Company and Jefferies & Company, Inc. and First Chicago Capital Markets, Inc. (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1, File No. 333-33751)
4.8
Second Amended and Restated Pledge and Security Agreement dated as of June 8, 1999 between the Company, the Guarantor Subsidiaries and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-4, File No. 333-84685)
4.9
Second Amended and Restated Intellectual Property Security Agreement dated as of June 8, 1999 between the Company, the Guarantor Subsidiaries and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-4, File No. 333-84685)
4.10
Amended and Restated Guaranty dated as of June 8, 1999 by each of the Guarantor Subsidiaries (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-4, File No. 333-84685)
4.11
Mortgage, Security Agreement of Leases and Rents, Fixture Filing and Financing Statement dated July 2, 1997 relating to the Company's Chicago, Illinois manufacturing and headquarters facility (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-1, File No. 333-33751)
4.12
First Amendment to Mortgage, Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement dated as of December 7, 1998 relating to the Company's Chicago, Illinois manufacturing and headquarters facility (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-4, File No. 333-71925)

4.13
Second Amendment to Mortgage, Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement dated as of June 8, 1999 relating to the Company's Chicago, Illinois manufacturing and headquarters facility (incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-4, File No. 333-84685)
4.14
Correction of Mortgage, Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement dated as of July 19, 2000 by The Bank of New York, as Trustee, relating to the Company's Chicago, Illinois manufacturing and headquarters facility (incorporated by reference to Exhibit 4.13 to the Company's Form 10-K for the fiscal year ended August 26, 2000)
4.15
Open-End Mortgage, Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement dated July 2, 1997 related to the Company's Bensalem, Pennsylvania warehouse and distribution facility (incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-1, File No. 333-33751)
4.16
First Amendment to Open-End Mortgage, Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement dated as of December 7, 1998 relating to the Company's Bensalem, Pennsylvania warehouse and distribution facility (incorporated by reference to Exhibit 4.10 to the Company's Registration Statement on Form S-4, File No. 333-71925)
4.17
Second Amendment to Open-End Mortgage, Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement dated as of June 8, 1999 relating to the Company's Bensalem, Pennsylvania warehouse and distribution facility (incorporated by reference to Exhibit 4.14 to the Company's Registration Statement on Form S-4, File No. 333-84685)
4.18	Form of SAR Agreements (incorporated by reference to Exhibit 4.12 to the Company's Registration Statement on Form S-1, File No. 333-33751)
4.19
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
10.6	Sixth Amendment to Securities Purchase Agreement dated as of June 28, 2001 among Holdings, the Company and the Purchasers (as defined therein)
10.7	Waiver and Consent to Securities Purchase Agreement dated as of October 2, 2001 by Holdings, the Company and the Purchasers (as defined therein)
10.8	Waiver and Consent to Securities Purchase Agreement dated as of November 14, 2001 by Holdings, the Company and the Purchasers (as defined therein)
10.9
Shareholders Agreement dated as of October 30, 1991 among the holders of the Company's common stock, together with First Amendment thereto dated as of July 2, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, File No. 333-33751)
10.10
Second Amendment to Shareholders Agreement dated as of July 31, 2000 among the holders of the Company's common stock (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended August 26, 2000)
10.11	Third Amendment to Shareholders Agreement dated as of June 28, 2001 among the Company, Holdings and the holders of Holdings' common stock
10.12
Tax Sharing and Management Consulting Agreement dated as of July 2, 1997 between the Company and Holdings (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, File No. 333-33751)
10.13
Management Consulting Agreement between Holdings and TJC Management Corp. dated as of July 2, 1997 (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, File No. 333-33751)
10.14	Supply Agreement dated February 11, 1997 between the Company and Nestlè Food Company (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, File No. 333-33751)
10.15	Supply Agreement dated June 24, 1997 between the Company and ADM Cocoa (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No. 333-33751)
10.16
Supply Agreement dated January 22, 1997 between the Company and Grace Cocoa Chocolate Americas (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, File No. 333-33751)
10.17
Supply Agreement dated September 5, 1996 between the Company and The Western Sugar Company (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, File No. 333-33751)
10.18	Supply Agreement dated March 25, 1997 between the Company and Cerestar USA, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, File No. 333-33751)
10.19	Fannie May Holdings, Inc. 1998 Stock Bonus Plan (incorporated by reference Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended August 28, 1999)

10.20
Executive Subscription Agreement dated as of September 30, 1998 between Holdings and Ted A. Shepherd (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended August 28, 1999)
10.21
Co-Pack Agreement dated as of June 8, 1999 between Nestlè Canada Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 23, 1999)
10.22
Supply Agreement dated as of June 8, 1999 between Nestlè Canada Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 23, 1999)
10.23
Executive Subscription Agreement dated as of August 31, 1999 between Holdings and Ted A. Shepherd (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended August 28, 1999)
10.24	Financing Agreement dated as of June 28, 2001 among the Company, Sweet Factory, Inc. and The CIT Group/Business Credit, Inc.
10.25	Overadvance Agreement and First Amendment to Financing Agreement dated as of October 3, 2001 among the Company, Sweet Factory, Inc. and The CIT Group/Business Credit, Inc.
10.26	Participation Agreement dated as of October 3, 2001 between The CIT Group/Business Credit, Inc. and certain stockholders of Holdings
10.27	Second Amendment and Waiver Agreement dated as of November 14, 2001 among the Company, Sweet Factory, Inc. and The CIT Group/Business Credit, Inc.
10.28
Post-Petition Credit, Security and Guaranty Agreement dated as of November 15, 2001 between Sweet Factory, Inc. and The CIT Group/Business Credit, Inc., with Sweet Factory Group, Inc., SF Properties, Inc. and SF Candy Company, as Guarantors
10.29	Guaranty of Payment dated as of November 15, 2001 by the Company in favor of The CIT Group/Business Credit, Inc. with respect to the Post-Petition Credit, Security and Guaranty Agreement
10.30	Certificate of Incorporation of Fannie May Holdings, Inc. (together with amendments thereto)
10.31	Amended and Restated Certificate of Designation of 5% Senior Preferred Stock of Holdings filed with the Secretary of State of Delaware on June 28, 2001
10.32	Senior Preferred Amendment Agreement dated as of June 28, 2001 by and among Holdings and each of the Holders (as defined therein)
10.33
Certificate of Designation of Junior Class A PIK Preferred Stock of Holdings filed with the Secretary of State of the State of Delaware on October 28, 1991, together with the Certificate of Amendment thereto filed with the Secretary of State of the State of Delaware on June 28, 2001
10.34
Certificate of Designation of Junior Class B PIK Preferred Stock of Holdings filed with the Secretary of State of the State of Delaware on October 28, 1991, together with the Certificate of Amendment thereto filed with the Secretary of State of the State of Delaware on June 28, 2001
12.1	Statement re: Computation of Earnings to Fixed Charges
21.1	Subsidiaries of the Company

F–1

Report of Independent Auditors

     Board of Directors
Archibald Candy Corporation

    We have audited the accompanying consolidated balance sheets of Archibald Candy Corporation as of August 26, 2000 and August 25, 2001, and the related consolidated statements of operations, changes in shareholder's deficit, and cash flows for the years ended August 28, 1999, August 26, 2000, and August 25, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Archibald Candy Corporation as of August 26, 2000 and August 25, 2001, and the consolidated results of its operations and its cash flows for the years ended August 28, 1999, August 26, 2000, and August 25, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

November 21, 2001, Except
for Note 10, as to which the date
is December 6, 2001
Chicago, Illinois

F–2

Archibald Candy Corporation

(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)

Consolidated Balance Sheets

As of August 26, 2000 and August 25, 2001

	2000	2001
	(Dollars in Thousands)
Assets
Current assets:
Cash and cash equivalents	$3,120	$2,346
Accounts receivable, net	1,433	1,452
Inventories	42,787	31,840
Prepaid expenses and other current assets	3,355	3,133

Total current assets	50,695	38,771
Property, plant, and equipment, net	52,149	34,398
Goodwill, less accumulated amortization of $11,242 ($9,967 in 2000)	70,938	58,465
Noncompete agreements and other intangibles, less accumulated amortization of $282 ($188 in 2000)	778	685
Deferred financing fees, less accumulated amortization of $5,693 ($4,212 in 2000)	7,252	6,224
Investment in joint venture	1,737	1,988
Other assets	1,314	1,580

Total assets	$184,863	$142,111

Liabilities and shareholder's equity (deficit)
Current liabilities:
Revolving line of credit	$18,500	$19,472
Accounts payable	17,130	16,821
Accrued liabilities	4,989	3,720
Payroll and related liabilities	3,141	2,466
Accrued interest	3,263	3,002
Restructuring reserve	—	94
Current portion of capital lease obligations	49	47

Total current liabilities	47,072	45,622
Due to affiliate	40	40
Long-term debt	170,000	170,000
Deferred rent	1,474	885
Pension liability	—	1,038
Capital lease obligations, less current portion	11	130
Shareholder's equity (deficit):
Common stock, $0.01 par value:
Authorized—25,000 shares
Issued and outstanding—4,210 shares	—	—
Additional paid-in-capital	18,700	18,700
Accumulated deficit	(52,587)	(94,106)
Other comprehensive income (loss)	153	(198)

Total shareholder's deficit	(33,734)	(75,604)

Total liabilities and shareholder's deficit	$184,863	$142,111

See accompanying notes.

F–3

Archibald Candy Corporation

(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)

Consolidated Statements of Operations

Years ended August 28, 1999, August 26, 2000 and August 25, 2001

	1999	2000	2001
	(Dollars in Thousands)
Net sales	$198,504	$253,390	$249,169
Cost of sales, excluding depreciation and amortization	74,199	98,536	100,160
Cost of sales, nonrecurring(1)	—	—	3,883

Total cost of sales	74,199	98,536	104,043

Gross profit	124,305	154,854	145,126
Selling, general, and administrative expenses	100,330	134,342	132,283
Depreciation and amortization expense	10,513	11,020	12,154
Amortization of goodwill and other intangibles	3,442	4,846	4,457
Restructuring expense	—	780	5,079
Write-off of impaired assets	—	—	14,593
Management fees and other fees (credit)	525	519	(181)
Share of loss in joint venture	30	195	285

Operating income (loss)	9,465	3,152	(23,544)
Other (income) and expense:
Interest expense	13,831	18,614	19,139
Interest income	(658)	(37)	(5)
Other income	(256)	(207)	(1,291)

Loss before income taxes	(3,452)	(15,218)	(41,387)
Provision for income taxes	143	130	132

Net loss	$(3,595)	$(15,348)	$(41,519)

(1)
Includes cost of $3,178 related to the manufacturing start-up of Laura Secord products (See Note 3 to the Consolidated Financial Statements) and $705 related to the closing of unprofitable Sweet Factory stores (See Note 4 to the Consolidated Financial Statements).

See accompanying notes.

F–4

Archibald Candy Corporation

Wholly Owned Subsidiary of Fannie May Holdings, Inc.)

Consolidated Statement of Changes in Shareholder's Deficit

(Dollars in Thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Shareholder's Deficit
Balance at August 29, 1998	4,210	$—	$18,700	$(33,644)	$—	$(14,944)
Comprehensive loss:
Net loss	—	—	—	(3,595)	—	(3,595)
Foreign currency translation adjustments	—	—	—	—	3	3

Total	—	—	—	(3,595)	3	(3,592)

Balance at August 28, 1999	4,210	—	18,700	(37,239)	3	(18,536)
Comprehensive loss:
Net loss	—	—	—	(15,348)	—	(15,348)
Foreign currency translation adjustments	—	—	—	—	150	150

Total	—	—	—	(15,348)	150	(15,198)

Balance at August 26, 2000	4,210	—	18,700	(52,587)	153	(33,734)
Comprehensive loss:
Net loss	—	—	—	(41,519)	—	(41,519)
Foreign currency translation adjustments	—	—	—	—	68	68
Excess of additional pension liability over unrecognized prior service cost	—	—	—	—	(419)	(419)

Total	—	—	—	(41,519)	(351)	(41,870)

Balance at August 25, 2001	4,210	$—	$18,700	$(94,106)	$(198)	$(75,604)

See accompanying notes.

F–5

Archibald Candy Corporation

(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)

Consolidated Statements of Cash Flows

Years ended August 28, 1999, August 26, 2000 and August 25, 2001

	1999	2000	2001
	(Dollars in Thousands)
Operating activities
Net loss	$(3,595)	$(15,348)	$(41,519)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,955	15,866	16,611
Share of loss in joint venture	30	195	285
Restructuring expense	—	—	4,323
Write-off of impaired assets	—	—	14,593
Gain on sale of property	—	—	(1,664)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,550)	2,158	(19)
Due to affiliate	(260)	(304)	—
Inventories	(6,489)	(4,233)	10,316
Prepaid expenses and other current assets	(486)	(307)	145
Other assets	(401)	(42)	(991)
Accounts payable, accrued liabilities and deferred rent	8,490	1,855	(3,015)
Restructuring reserve	—	—	94

Net cash provided by (used in) operating activities	9,694	(160)	(841)
Investing activities
Purchase of property, plant, and equipment	(7,703)	(11,107)	(5,000)
Proceeds from sale of property	—	—	5,292
Acquisitions, net of cash acquired	(78,924)	(1,922)	—
Sweet Factory license payment	—	(750)	—

Net cash provided by (used in) investing activities	(86,627)	(13,779)	292
Financing activities
Proceeds from long-term debt	70,000	—	—
Net increase in revolving line of credit	8,000	10,500	972
Payments of capital lease obligations	(123)	(275)	(82)
Costs related to loan agreements	(7,120)	(224)	(1,183)

Net cash provided by (used in) financing activities	70,757	10,001	(293)
Effect of exchange rates on cash	3	150	68

Net decrease in cash and cash equivalents	(6,173)	(3,788)	(774)
Cash and cash equivalents at beginning of year	13,081	6,908	3,120

Cash and cash equivalents at end of year	$6,908	$3,120	$2,346

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$11,948	$18,297	$19,402

Capital leases	$—	$—	$199

See accompanying notes.

F–6

Archibald Candy Corporation

(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)

Notes to Consolidated Financial Statements

August 25, 2001

(Dollars in Thousands)

1. Description of Business Acquisitions and Basis of Presentation

    Archibald Candy Corporation (Archibald) and its subsidiaries (collectively, the Company) are manufacturers and retailers of boxed chocolates and other confectionery items. The Company sells its Fannie May, Fanny Farmer, Sweet Factory, and Laura Secord candies in 657 Company-operated stores and approximately 9,300 third-party retail outlets as well as through quantity order, mail-order, and fund-raising programs in the United States and Canada.

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

Book value of assets acquired	$43,933
Goodwill and other intangibles	44,714
Liabilities assumed	(7,801)

Cash paid	$80,846

    Based on unaudited data, the following table presents selected financial information for the Company and its subsidiaries on a pro forma basis, assuming the companies had been consolidated since August 31, 1997:

Year ended August 28, 1999
Net sales	$257,585
Net loss	(3,485)

    The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisitions been made August 31, 1997.

    The Company's fiscal year-end is the last Saturday in August. The fiscal years ended August 28, 1999, August 26, 2000, and August 25, 2001 each had 52 weeks.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

    The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

F–7

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

    The Company evaluates whether indicators of impairment of long-lived assets, including goodwill, are present, and if such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. If so, the Company would recognize an impairment loss based on the excess of the carrying amount of the assets over their fair value (see Note 5).

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

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising Costs

    The Company expenses advertising costs as incurred, except for the costs associated with the development of print advertising which are deferred and expensed upon first showing. Advertising expense was $3,807, $5,865, and $4,158 for 1999, 2000, and 2001, respectively. At August 26, 2000 and August 25, 2001, the Company had $272 and $350, respectively, of print advertising costs which are included in prepaids and other current assets in the accompanying balance sheets.

F–8

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

Segment Reporting

    Based upon the requirements of accounting principles generally accepted in the United States, the Company has determined that it operates in one segment.

Reclassifications

    Certain amounts in the 1999 and 2000 financial statements have been reclassified to conform with the 2001 presentation. Net sales and cost of sales amounts have been increased to reflect the reclassification of freight costs billed to customers and freight costs, respectively. Previously, such billings were recorded net of the related costs in selling, general, and administrative expenses.

3. Cost of Sales, Nonrecurring

    Cost of sales, nonrecurring includes $3,178 of manufacturing start-up costs as detailed below and $705 of inventory liquidation costs (see Note 4 below).

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

Production start-up for cooking and enrobing	$1,602
Packaging start-up	584
Warehouse and distribution start-up	725
Product development	164
Other	103

$3,178

F–9

4. Restructuring Expense

    In connection with the review of the profitability of its Sweet Factory stores, the Company has decided to close 67 stores. As of August 25, 2001, 40 of these stores have been closed. The Company recorded a charge of $5,784 associated with these store closings, of which $705 is included in cost of sales related to inventory liquidation costs and $1,445 of the charge represents cash expenditures. The components of the charges are as follows (in thousands):

	Charge to Earnings	Cash Paid	Non-Cash	Reserve as of Aug 25, 2001
Impairment of fixed assets	$3,821	$—	$(3,821)	$—
Lease termination costs	1,066	(1,057)	—	9
Inventory liquidation costs	705	—	(631)	74
Deferred rent	(187)	—	129	(58)
Other costs	379	(310)	—	69

	$5,784	$(1,367)	$(4,323)	$94

    Lease termination costs represent payments to landlords for early termination of leases. Inventory liquidation costs represents markdowns to sell inventory below cost and dispose unsold inventory. Deferred rent represents the reversal of a liability recorded for future rent expense. Other costs primarily include legal fees, severance and fixed asset removal costs.

5. Write-off of Impaired Assets

    In connection with an impairment review of the long-lived assets of the Sweet Factory business, the Company has recorded a charge to write-off the remaining goodwill associated with the acquisition of Sweet Factory totaling $10.5 million and $4.1 million of Sweet Factory's property, plant and equipment.

6. Inventories

    Inventories at August 26, 2000 and August 25, 2001, are comprised of the following:

	2000	2001
Raw materials	$14,492	$12,901
Work-in process	304	225
Finished goods	27,991	18,714

	$42,787	$31,840

F–10

7. Property, Plant, and Equipment

    Property, plant, and equipment at August 26, 2000 and August 25, 2001, are comprised of the following:

	2000	2001
Land	$3,539	$2,039
Machinery and equipment	30,267	31,304
Construction in progress	1,229	11
Buildings and improvements	18,234	15,603
Furniture and fixtures	10,552	6,466
Leasehold improvements	40,903	33,180

	104,724	88,603
Less: Accumulated depreciation	(52,575)	(54,205)

	$52,149	$34,398

8. Benefit Plans

    The Company maintains noncontributory pension plans for substantially all employees. The Company intends to fund pension costs in amounts not less than amounts required by the Employee Retirement Income Security Act of 1974.

    The net periodic pension cost recognized as expense for the years ended August 28, 1999, August 26, 2000, and August 25, 2001, consists of the following:

	1999	2000	2001
Service cost	$446	$507	593
Interest cost	414	501	527
Return on plan assets	(572)	(664)	(663)
Other	36	(15)	11

	$324	$329	$468

F–11

    The following table sets forth the changes in benefit obligation for the years ended August 28, 1999, August 26, 2000, and August 25, 2001:

	1999	2000	2001
Benefit obligation at beginning of year	$6,287	$5,309	$6,527
Service cost	446	507	593
Interest cost	414	501	527
Actuarial (gain) loss	(1,267)	37	580
Plan amendments	—	1,020	—
Benefits paid	(571)	(847)	(790)

Benefit obligation at end of year	$5,309	$6,527	$7,437

    The following table sets forth the changes in plan assets for the years ended August 28, 1999, August 26, 2000 and August 25, 2001:

	1999	2000	2001
Fair value of plan assets at beginning of year	$6,420	$7,327	$7,527
Actual return (loss) on plan assets	1,478	997	(1,705)
Employee contributions	—	50	387
Benefits paid	(571)	(847)	(790)

Fair value of plan assets at end of year	$7,327	$7,527	$5,419

    The following table reconciles the plans' funded status at August 26, 2000 and August 25, 2001:

	2000	2001
Funded status at year-end	$1,000	$(2,018)
Unrecognized prior service cost	942	860
Unrecognized (gain) loss	(1,619)	1,400

Net amount recognized at the end of year	$323	$242

    The following table provides the amounts recognized in the statement of financial position at August 26, 2000 and August 25, 2001:

	2000	2001
Prepaid benefit cost	$323	$—
Accrued benefit liability	—	(1,038)
Intangible asset	—	861
Accumulated other comprehensive income	—	419

Net amount recognized at end of year	$323	$242

F–12

    The assumptions used in determining the present value of benefits were:

	2000	2001
Discount rate	8.0%	7.5%
Expected rate of return on assets	9.0	9.0
Rate of increase in compensation	4.0	3.5

    The Company also maintains 401(k) and profit-sharing trust plans for substantially all employees. The Company contributes to the Plans a discretionary amount as approved by the Board of Directors. In 1999 and 2000, the total Company expense related to the Plans was $75.

    Substantially, all of the Company's Canadian employees participate in a multi-employer defined benefit pension plan. The Company's expense related to this plan was $34, $207 and $183, in 1999, 2000, and 2001, respectively.

9. Leases

    The Company leases the majority of its retail stores under operating leases. Rent expense for the years ended August 28, 1999, August 26, 2000 and August 25, 2001 consisted of the following:

	1999	2000	2001
Fixed minimum	$17,428	$24,195	$22,807
Rent based on percentage of sales	627	578	732

	$18,055	$24,773	$23,539

    Future minimum lease payments required under the noncancelable leases having lease terms in excess of one year at August 25, 2001, are as follows:

	Operating	Capital
2002	$20,915	$59
2003	17,744	59
2004	13,422	59
2005	9,957	26
2006	7,534	—
Thereafter	12,406	—

	81,978	203
Interest	—	(26)

	$81,978	$177

F–13

10. Debt

    At August 26, 2000 and August 25, 2001, the Company had $170 million of senior secured notes.

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

    The Company may redeem the senior secured notes, in whole or in part, at a redemption price of 105.125% beginning July 1, 2001, 102.563% in the year beginning July 1, 2002, and 100%, beginning July 1, 2003. During the term of the indenture, in the event of a change in control, whereby there is a sale or transfer of substantially all of the Company's assets or stock, a merger, consolidation, or certain changes in the Board of Directors, the Company is required to repurchase all of the senior secured notes at a purchase price of 101%.

    On June 28, 2001, the Company and its subsidiary, Sweet Factory, Inc., entered into a revolving credit facility with The CIT Group/Business Credit, Inc., as agent (the "CIT Facility"). The initial borrowings under the CIT Facility were used by the Company, in part, to pay all outstanding obligations under its revolving credit facility with Bank One, NA, as agent (the "Bank One Facility"). The Bank One Facility was then terminated. The CIT Facility provides for revolving loans and letter of credit issuances, subject to certain borrowing conditions, in an aggregate amount at any time not to exceed the lesser of (1) $30.0 million (or specified lower amounts at certain times of the year) and (2) a borrowing base comprised of a percentage of the Company's eligible accounts receivable and inventory and the Company's owned store locations, which borrowing base components are subject to certain limits, minus the amount of the overadvance under the Post-Petition Credit Agreement. The Company may advance from time to time up to $5.0 million of the CIT Facility borrowings to Archibald Candy (Canada) Corporation.

    The CIT Facility is secured by first priority liens on the Company's and Sweet Factory, Inc.'s accounts receivable, and inventory, and the Company's owned store locations, and the proceeds therefrom. The Company's other subsidiaries, including Archibald Candy (Canada) Corporation, have guaranteed all obligations under the CIT Facility and granted to the agent under the CIT Facility a first priority lien on their accounts receivable, inventory, and the proceeds therefrom. In addition, Holdings has guaranteed all obligations under the CIT Facility and granted to the agent under the CIT Facility a

F–14

first priority lien on all of its assets, including all the outstanding shares of common stock of the Company.

    The CIT Facility provides that borrowings thereunder accrue interest at a variable rate equal to the "prime rate" announced from time to time by JP Morgan Chase & Co., plus 1.0%. The Company is required to pay fees in connection with the CIT Facility.

    In September 2001, CIT agreed to overadvances under the CIT Facility in an aggregate amount of not more than $3.0 million, which expired on October 3, 2001. On October 3, 2001, the Company and CIT entered into an Overadvance Agreement and First Amendment to Financing Agreement pursuant to which CIT agreed to provide a $5.0 million overadvance to the Company, which expires on December 28, 2001. In connection with the Overadvance Agreement and First Amendment to Financing Agreement, those stockholders of Holdings who are (or who are advised by) affiliates of The Jordan Company entered into a Participation Agreement pursuant to which such stockholders agreed to purchase from CIT a last-out participation in any overadvance under the CIT Facility. The aggregate amount of the participation is equal to the lesser of (1) $2.5 million or (2) 50% of the amount of the outstanding overadvance, if any, under the CIT Facility at the time of the participation. The participating stockholders are required to purchase the participation on the earlier of (a) December 28, 2001, or (b) if all amounts due under the CIT Facility have been accelerated, on the fifth business day following notice by CIT but, in each case, only if any overadvance is outstanding on the purchase date.

    In connection with the November 15, 2001 bankruptcy filings by our Sweet Factory subsidiaries, the CIT Facility was further amended pursuant to the Second Amendment to allow such bankruptcy filings, to eliminate Sweet Factory, Inc. as a co-borrower and to remove the inventory and accounts receivable of our Sweet Factory subsidiaries from the borrowing base. Concurrently with entering into the Second Amendment, CIT and Sweet Factory, Inc. entered into the Post-Petition Credit Agreement. See "Effect of Bankruptcy Filing". The Company has guaranteed all obligations of Sweet Factory, Inc. under the Post-Petition Credit Agreement.

    The CIT Facility provides that, during December 2001, the Company may not borrow more than certain specified declining amounts and for the period each year from December 31, until after the Company makes the scheduled interest payment on its senior notes due on the following January 1, the Company may have no borrowings. The CIT Facility also provides that during 2002, the Company may not borrow more than certain specified increasing amounts (in each case less than $30.0 million). The CIT Facility requires that the Company satisfy periodic minimum cash flow and EBITDA covenants and maximum capital expenditure and operating lease covenants. On December 6, 2001, CIT and the Company entered into the Waiver and Third Amendment to Financing Agreement, pursuant to which the performance targets reflected in the periodic net cash flow and EBITDA covenants were reduced. The CIT Facility further requires that the Company receive by March 31, 2002, either at least $5.0 million in capital contributions or at least $8.0 million in net proceeds from a sale-leaseback of the Company's owned store locations. Management is currently exploring options in regard to obtaining such additional capital or sale of Company-owned store locations.

F–15

    As of August 25, 2001, $19.5 million was borrowed under the CIT Facility and $0.1 million of letters of credit was outstanding under the CIT Facility.

    The carrying amounts reported on the balance sheet for debt at August 25, 2001 approximates fair value. At August 25, 2001, the fair value of the senior secured notes was approximately $112.2 million and the carrying amount of the remainder of the debt approximates fair value.

11. Liquidity and Financial Condition

    Holdings has certain dividend and redemption obligations for which the Company must generate the necessary funds. Holdings has the following three classes of preferred stock: Senior Preferred Stock, Junior Class A PIK Preferred Stock and Junior Class B PIK Preferred Stock. The Senior Preferred Stock was issued in 1991 in the original face amount of $10.0 million. As of August 25, 2001, 100% of the Senior Preferred Stock was held by the former shareholders of the Company. The Junior Class A PIK Preferred Stock and the Junior Class B PIK Preferred Stock also were issued in 1991 in the original face amount of $7.0 million and $0.7 million, respectively. As of August 25, 2001, affiliates of TCW Capital owned approximately 64% of the Junior Class A PIK Preferred Stock and affiliates (or parties advised by such affiliates) of The Jordan Company owned approximately 36% of the Junior Class A PIK Preferred Stock and approximately 80% of the Junior Class B PIK Preferred Stock. In connection with the Company's entering into the CIT Facility, Holdings entered into agreements with the holders of each class of its preferred stock to, among other things, extend the mandatory redemption dates for such stock. The terms of the Senior Preferred Stock have been amended to, among other things, eliminate the accrual of dividends on such stock after August 31, 2000 and to change the mandatory redemption date of such stock from a single aggregate redemption payment on August 31, 2001 to a schedule of mandatory redemption payments on January 15th of each year, commencing in 2002 and ending in 2006. Such annual redemption payments are in the amounts of $3.0 million in each of the years 2002 through 2004, $2.0 million in 2005 and $2.5 million in 2006. In the event that Holdings fails to make any redemption payment when due, all then remaining redemption payments shall be accelerated and, if not paid, the holders of its Senior Preferred Stock may elect a director to the Board of Directors of Holdings who shall have 51% of the total voting power of the Board.

    The terms of the Junior Class A PIK Preferred Stock and the Junior Class B Preferred Stock have been amended to extend the mandatory redemption date for each such class of preferred stock from November 1, 2001 to March 15, 2006. The redemption value of the Junior Class A PIK Preferred Stock and the Junior Class B PIK Preferred Stock on March 15, 2006 will be approximately $21.2 million and $2.1 million, respectively. The holders of Junior Class A PIK Preferred Stock also have agreed to extend from January 1, 2000 to June 30, 2003 the date on which they have the right to put to Holdings their common stock. In addition, in the event that Holdings does not redeem all of the common stock and preferred stock owned by affiliates of TCW Capital within 90 days of any exercise of this put right, affiliates of TCW Capital have the right to take control of a majority of the voting power of Holdings' Board of Directors for purposes of effecting a sale of Holdings.

F–16

    In order for Holdings to make the redemption payments on its preferred stock, Holdings must cause the Company, to the extent permitted by the indenture governing the senior notes, the CIT Facility and law, to advance the necessary funds to Holdings by dividend or otherwise. Such advances, if paid, will reduce the funds available for the Company's operations. To the extent that such funds are not available, whether due to the restrictions set forth in the indenture, the CIT Facility or otherwise, the failure to make required redemption payments (1) would trigger various provisions of Holdings' preferred and common stock, including provisions providing for a change of control of Holdings' and the Company's Boards of Directors and (2) with respect only to a failure to make required redemptions of the Senior Preferred Stock, could result in defaults under the indenture and the CIT Facility and an obligation by the Company under the indenture to purchase all of the senior notes.

    The indenture also provides that, except in limited circumstances (including to pay dividends or redeem preferred stock not owned by affiliates of the Jordan Company), the Company will not, and will not permit any of its subsidiaries to, make dividend payments or other distributions on its outstanding shares of capital stock unless at the time of such distribution: (a) no default under the indenture has occurred and is continuing or would occur as a consequence, thereof, (b) immediately after such distribution, the Company would comply with the interest coverage ratios set forth in the indenture and (c) such distributions do not exceed an amount determined by reference to a formula consisting primarily of prior distributions and payments, prior income and the proceeds from the sale of securities. The indenture prohibits the incurrence of additional indebtedness unless, among other things, the Company comply with minimum interest coverage ratios set forth in the indenture.

    In light of the above debt service and dividend and redemption obligations and the restrictions set forth in the Company's indenture and CIT Facility, and in order to have sufficient funds to meet the Company's projected capital expenditures and working capital requirements, the Company is exploring various alternatives, including new sources of revenue, additional cost reduction initiatives, a further amendment of the CIT Facility and other sources of capital. While management believes the Company's financing requirements will be met, there can be no assurance that the Company will be able to accomplish any of these alternatives or be able to do so on favorable terms.

12. Income Taxes

    The provision for income taxes consists of the following for the years ended August 28, 1999, August 26, 2000 and August 25, 2001:

	1999	2000	2001
Current:
Federal	$50	$68	$—
State	93	62	15
Foreign	—	—	117

	$143	$130	$132

F–17

    Deferred taxes consist of the following at August 26, 2000 and August 25, 2001:

	2000	2001
Assets:
Net operating loss and AMT credit carryforwards	$14,744	$24,038
Property, plant and equipment	3,147	5,475
Other	2,503	1,050

Total assets	20,394	30,563
Liabilities:
Pension and other	510	246

Total liabilities	510	246

	19,884	30,317
Valuation allowance	(19,884)	(30,317)

	$—	$—

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

    The provision for income taxes differs from the amount of income tax expense computed by applying the United States federal income tax rate to the income (loss) before income taxes. A reconciliation of the differences for the years ended August 28, 1999, August 26, 2000 and August 25, 2001, is as follows:

	1999	2000	2001
Computed statutory tax provision (benefit)	$(1,174)	$(5,174)	$(14,116)
Increase (decrease) resulting from:
Amortization of goodwill	459	533	534
Benefit of current losses not recorded	695	4,699	9,982
Alternative minimum tax	50	—	—
Asset impairment	—	—	3,536
State taxes, net of federal benefit	61	62	15
Foreign taxes	—	—	117
Other items, net	52	10	64

Provision for income taxes	$143	$130	$132

F–18

    At August 25, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $53 million and net operating loss carryforwards in Canada of approximately $2.2 million. The valuation allowance increased by $10,433 and $9,154 during 2001 and 2000, respectively. Pursuant to the tax sharing agreement, $16 million of these carryforwards are available to reduce Holdings' future taxable income and expire in varying amounts between 2006 and 2021.

13. Related Party Transactions

    The Board of Directors, which includes members appointed by parties affiliated with either The Jordan Company or TCW Capital, was paid $50 for directors' fees in 1999 and 2000. No Board of Directors' fees were paid in 2001. A member of the Board of Directors affiliated with The Jordan Company earned $52 as a consulting fee during 1999, 2000, and 2001. Consulting fees of $13 were accrued at August 25, 2001. Principally all of the common and preferred shareholders of Holdings are affiliated with The Jordan Company or TCW Capital.

    On July 2, 1997, the Company entered into a new tax sharing and management consulting agreement with Holdings. Under this agreement, the Company will pay $412 annually to Holdings in management consulting fees. Management consulting fee expense was $412 in 1999 and 2000. No management consulting fee expense was incurred in 2001. In connection with the fiscal 1999 acquisitions and related financing, the Company paid management fees of $1,450 to Holdings, which paid such amount of an affiliate of The Jordan Company.

    The accompanying financial statements reflect all of the Company's costs of doing business. There are no costs incurred by Holdings on behalf of the Company.

14. Guarantor Subsidiaries

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

F–19

Condensed Consolidating Balance Sheet
August 25, 2001

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,116	$1,230	$—	$2,346
Accounts receivables, net	1,350	102	—	1,452
Inventories	26,415	5,425	—	31,840
Prepaids and other current assets	2,213	920	—	3,133

Total current assets	31,094	7,677	—	38,771
Property, plant, and equipment, net	19,551	14,847	—	34,398
Intercompany	19,031	(19,031)	—	—
Investment in subsidiaries	(2,008)	—	2,008	—
Other assets	66,049	2,893	—	68,942

Total assets	$133,717	$6,386	$2,008	$142,111

Liabilities and shareholder's equity (deficit)
Current liabilities:
Revolving line of credit	$19,472	$—	$—	$19,472
Accounts payable	11,469	5,352	—	16,821
Other current liabilities	7,392	1,937	—	9,329

Total current liabilities	38,333	7,289	—	45,622
Long-term debt, less current portion	170,130	9,303	(9,303)	170,130
Other noncurrent liabilities	1,078	885	—	1,963
Total shareholder's equity (deficit)	(75,824)	(11,091)	11,311	(75,604)

Total liabilities and shareholder's equity (deficit)	$133,717	$6,386	$2,008	$142,111

F–20

Condensed Consolidating Balance Sheet
August 26, 2000

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$800	$2,320	$—	$3,120
Accounts receivables, net	1,114	319	—	1,433
Inventories	35,925	6,862	—	42,787
Prepaids and other current assets	2,194	1,161	—	3,355

Total current assets:	40,033	10,662	—	50,695
Property, plant, and equipment, net	25,492	26,657	—	52,149
Intercompany	31,403	(31,403)	—	—
Investment in subsidiaries	12,367	—	(12,367)	—
Other assets	68,538	13,481	—	82,019

Total assets	$177,833	$19,397	$(12,367)	$184,863

Liabilities and shareholder's equity (deficit)
Current liabilities:
Revolving line of credit	$18,500	$—	$—	$18,500
Accounts payable	14,589	2,541	—	17,130
Other current liabilities	8,591	2,851	—	11,442

Total current liabilities	41,680	5,392	—	47,072
Long-term debt, less current portion	170,000	11	—	170,011
Other noncurrent liabilities	40	1,474	—	1,514
Total shareholder's equity (deficit)	(33,887)	12,520	(12,367)	(33,734)

Total liabilities and shareholder's equity (deficit)	$177,833	$19,397	$(12,367)	$184,863

F–21

Condensed Consolidating Statement of Operations
Year ended August 25, 2001

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$135,509	$113,660	$—	$249,169
Cost of sales, excluding depreciation and amortization	52,342	47,818	—	100,160
Cost of sales, nonrecurring	2,373	1,510	—	3,883

Total cost of sales	54,715	49,328	—	104,043
Selling, general, and administrative expenses, excluding depreciation and amortization	68,647	63,636	—	132,283
Depreciation, amortization, and other	10,343	26,044	—	36,387

Operating income (loss)	1,804	(25,348)	—	(23,544)
Interest expense, net	18,175	959	—	19,134
Other income and expense	(1,745)	454	—	(1,291)
Equity interest in losses of subsidiaries	26,778	—	(26,778)	—

Income (loss) before income taxes	(41,404)	(26,761)	26,778	(41,387)
Provision for income taxes	115	17	—	132

Net income (loss)	$(41,519)	$(26,778)	$26,778	$(41,519)

Condensed Consolidating Statement of Operations
Year ended August 26, 2000

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$135,570	$121,460	$(3,640)	$253,390
Cost of sales, excluding depreciation	52,010	50,216	(3,690)	98,536
Selling, general, and administrative expenses, excluding depreciation and amortization	66,737	67,805	—	134,342
Depreciation, amortization, and other	11,242	6,118	—	17,360

Operating income (loss)	5,781	(2,679)	50	3,152
Interest expense, net	17,603	974	—	18,577
Other income and expense	(151)	(56)	—	(207)
Equity interest in losses of subsidiaries	3,596	—	(3,596)	—

Income (loss) before income taxes	(15,267)	(3,597)	3,646	(15,218)
Provision (benefit) for income taxes	131	(1)	—	130

Net income (loss)	$(15,398)	$(3,596)	$3,646	$(15,348)

F–22

Condensed Consolidating Statement of Operations
Year ended August 28, 1999

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$134,404	$64,100	$—	$198,504
Cost of sales, excluding depreciation	50,746	23,553	(100)	74,199
Selling, general, and administrative expenses, excluding depreciation and amortization	63,936	36,394	—	100,330
Depreciation, amortization, and other	8,861	5,649	—	14,510

Operating income (loss)	10,861	(1,496)	100	9,465
Interest expense, net	12,801	372	—	13,173
Other income and expense	(532)	126	150	(256)
Equity interest in losses of subsidiaries	2,038	—	(2,038)	—

Income (loss) before income taxes	(3,446)	(1,994)	1,988	(3,452)
Provision for income taxes	99	44	—	143

Net income (loss)	$(3,545)	$(2,038)	$1,988	$(3,595)

F–23

Condensed Consolidating Statement of Cash Flows
Year ended August 25, 2001

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash flows provided by (used in) operating activities	$(4,449)	$3,572	$—	$(877)
Investing activities
Purchase of property and equipment	(3,343)	(1,621)	—	(4,964)
Proceeds from sale of property	5,292	—	—	5,292

Net cash provided by (used in) investing activities	1,949	(1,621)	—	328
Financing activities
Net increase in revolving line of credit	972	—	—	972
Intercompany advances	3,069	(3,069)	—	—
Other	(1,225)	28	—	(1,197)

Net cash provided by (used in) financing activities	2,816	(3,041)	—	(225)

Net increase (decrease) in cash and cash Equivalents	316	(1,090)	—	(774)
Cash and cash equivalents at beginning of year	800	2,320	—	3,120

Cash and cash equivalents at end of year	$1,116	$1,230	$—	$2,346

F–24

Condensed Consolidating Statement of Cash Flows
Year ended August 26, 2000

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash flows provided by (used in) operating activities	$(5,545)	$5,385	$—	$(160)
Investing activities
Purchase of property and equipment	(8,395)	(2,712)	—	(11,107)
Sweet Factory license payment	—	(750)	—	(750)
Acquisitions, net of cash acquired	3,337	(5,259)	—	(1,922)

Net cash used in investing activities	(5,058)	(8,721)	—	(13,779)
Financing activities
Net increase in revolving line of credit	10,500	—	—	10,500
Intercompany advances	1,163	(1,163)	—	—
Other	(224)	(125)	—	(349)

Net cash provided by (used in) financing activities	9,113	1,038	—	10,151

Net decrease in cash and cash equivalents	(1,490)	(2,298)	—	(3,788)
Cash and cash equivalents at beginning of year	2,290	4,618	—	6,908

Cash and cash equivalents at end of year	$800	$2,320	$—	$3,120

F–25

Condensed Consolidating Statement of Cash Flows
Year ended August 28, 1999

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash flows provided by operating activities	$8,315	$1,379	$—	$9,694
Investing activities
Purchase of property and equipment	(6,449)	(1,254)	—	(7,703)
Acquisitions, net of cash acquired	(78,924)	—	—	(78,924)

Net cash used in investing activities	(85,373)	(1,254)	—	(86,627)
Financing activities
Proceeds from long-term debt	70,000	—	—	70,000
Net increase in revolving line of credit	8,000	—	—	8,000
Intercompany advances	(4,883)	4,883	—	—
Other	(6,850)	(390)	—	(7,240)

Net cash provided by financing activities	66,267	4,493	—	70,760

Net increase (decrease) in cash and cash Equivalents	(10,791)	4,618	—	(6,173)
Cash and cash equivalents at beginning of year	13,081	—	—	13,081

Cash and cash equivalents at end of year	$2,290	$4,618	$—	$6,908

15. Geographic Information

	FY 2000		FY 2001
	Revenues(a)	Long-Lived Assets	Revenues(a)	Long-Lived Assets
United States	$201,825	$122,859	$197,430	$92,191
Canada	51,565	11,309	51,739	11,149

Consolidated total	$253,390	$134,168	$249,169	$103,340

(a)
Revenues are attributed to countries based on the location of customers.

16. Subsequent Event

    On November 15, 2001, Sweet Factory Group, Inc. ("SFG") and its three subsidiaries; Sweet Factory, Inc., SF Properties, Inc. and SF Candy Company, filed voluntary petitions in the U.S. Bankruptcy Court for the District of Delaware ("Bankruptcy Court") under Chapter 11 of the U.S. Bankruptcy Code. In connection with the bankruptcy filing, Sweet Factory, Inc. entered into a

F–26

Post-Petition Credit, Security and Guaranty Agreement (the "Post-Petition Credit Agreement") with The CIT Group/Business Credit, Inc. and SFG, SF Properties, Inc. and SF Candy Company as guarantors. The agreement is for one year and provides for revolving loans at any time not to exceed the lesser of (1) $2.0 million and (2) a borrowing base comprised of a percentage of Sweet Factory, Inc.'s eligible inventory plus a $1.0 million overadvance, subject to certain reserves. The Post-Petition Credit Agreement is secured by first priority liens on Sweet Factory, Inc.'s accounts receivable and inventory and provides that borrowings thereunder accrue interest at a variable rate equal to the "prime rate" announced from time to time by J.P. Morgan Chase & Co., plus 1.5%. The Company has guaranteed all obligations of Sweet Factory, Inc. under the Post-Petition Credit Agreement. Sweet Factory, Inc. is required to pay fees in connection with the Post-Petition Credit Agreement.

    SFG and its subsidiaries' financial results are included in the Company's consolidated results at August 25, 2001. However, accounting principles generally accepted in the United States would generally require that any entity that files for protection under the U.S. Bankruptcy Code whose financial statements were previously consolidated with those of its parent must be prospectively deconsolidated from the parent with the investment accounted for using the cost method. The cost method will require the Company to present the net assets of SFG and its subsidiaries at November 15, 2001 as an investment and not recognize any income or loss from the operations of SFG and its subsidiaries in the Company's results of operations during the pendency of the bankruptcy proceedings. However, the Company has a receivable from SFG of approximately $19.8 million and a net investment liability of $13.5 million as of August 25, 2001, which will be subject to periodic reviews for recoverability.

    Management has assessed the liquidity position of SFG and its subsidiaries as a result of the bankruptcy filings and available debtor in possession financing and believes that SFG and its subsidiaries will be able to fund their operating activities and meet their debt requirements until a plan of reorganization is finalized.

    The condensed consolidated financial information set forth below for SFG and its subsidiaries has been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filings of SFG and its subsidiaries and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the financial statements of SFG and its subsidiaries and cause a material decrease in the carrying amount of the net investment.

F–27

    Following are the condensed consolidated statements of operations and balance sheet data for SFG and its subsidiaries (in thousands):

	For the period ended August 28, 1999	For the period ended August 26, 2000	For the year ended August 25, 2001
Net sales	$56,942	$69,895	$61,921
Operating loss	(630)	(4,038)	(27,055)
Loss before income taxes	(805)	(4,086)	(26,997)
Net loss	(849)	(4,085)	(27,014)
	August 26, 2000	August 25, 2001
Current assets	$6,111	$4,174
Property, plant and equipment	17,805	5,699
Other assets	11,024	892

Total assets	$34,940	$10,765

Current liabilities	$1,384	$4,069
Payable to Archibald Candy Corporation	19,006	19,761
Other liabilities	1,485	885
Total stockholder's equity (deficit)	13,065	(13,950)

Total liabilities & stockholder's equity (deficit)	$34,940	$10,765

F–28

    Following are the condensed pro forma consolidated statement of operations and balance sheet data of the Company, assuming the deconsolidation of SFG and its subsidiaries (in thousands):

	For the Year Ended August 28, 1999	For the Year Ended August 26, 2000	For the Year Ended August 25, 2001
Net sales	$141,562	$183,495	$187,248
Operating income	10,095	7,190	3,511
Loss before income taxes	(2,647)	(11,132)	(14,390)
Net loss	(2,746)	(11,263)	(14,505)
	August 26, 2000	August 25, 2001
Current assets	$44,584	$34,598
Property, plant and equipment	35,050	28,699
Investment in and amounts due from SFG	32,071	5,811
Other assets	70,289	68,330

Total assets	$181,994	$137,158

Current liabilities	$45,688	$41,553
Other liabilities	170,040	171,209
Total stockholder's equity (deficit)	(33,734)	(75,604)

Total liabilities & stockholder's equity (deficit)	$181,994	$137,158

F–29

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on December 10, 2000.

ARCHIBALD CANDY CORPORATION
By:	/s/ TED A. SHEPHERD Ted A. Shepherd President and Chief Operating Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS H. QUINN Thomas H. Quinn	Chairman of the Board and Chief Executive Officer	December 10, 2001
/s/ TED A. SHEPHERD Ted A. Shepherd	President and Chief Operating Officer, Director (Principal Executive Officer) and Director	December 10, 2001
/s/ RICHARD J. ANGLIN Richard J. Anglin	Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	December 10, 2001
/s/ JOHN W. JORDAN II John W. Jordan II	Director	December 10, 2001
/s/ ADAM E. MAX Adam E. Max	Director	December 10, 2001
/s/ JEFFREY J. ROSEN Jeffrey J. Rosen	Director	December 10, 2001
/s/ GREGORY W. WARD Gregory W. Ward	Director	December 10, 2001

    Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

    Registrant has not sent to any of its security holders any of the following: (1) any annual report to security holders covering the Registrant's last fiscal year or (2) any proxy statement, form of proxy or other proxy soliciting materials.

QuickLinks

CROSS REFERENCE SHEET AND TABLE OF CONTENTS
PART I Item 1—Business
Item 2—Properties
Item 3—Legal Proceedings
Item 4—Submission of Matters to a Vote of Security Holders
PART II Item 5—Market for the Company's Common Equity and Related Stockholder Matters
Item 6—Selected Financial Data
Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8—Financial Statements and Supplementary Data
Item 9—Changes in and Disagreements with Accountants On Accounting and Financial Disclosures
PART III Item 10—Directors and Executive Officers of the Company
Item 11—Executive Compensation
Item 12—Security Ownership of Certain Beneficial Owners and Management
Item 13—Certain Relationships and Related Transactions
PART IV Item 14—Exhibits, Financial Statement Schedules, and Reports on Form 8-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidated Balance Sheets As of August 26, 2000 and August 25, 2001
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidated Statements of Operations Years ended August 28, 1999, August 26, 2000 and August 25, 2001
Archibald Candy Corporation Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidated Statement of Changes in Shareholder's Deficit (Dollars in Thousands)
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidated Statements of Cash Flows Years ended August 28, 1999, August 26, 2000 and August 25, 2001
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Notes to Consolidated Financial Statements August 25, 2001 (Dollars in Thousands)
SIGNATURES