Form 10-Q
period 2001-11-24
ARCHIBALD CANDY CORP
filed 2002-01-14
CIK 1044269

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended November 24, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number 333-33751

ARCHIBALD CANDY CORPORATION

Incorporated in the State of Illinois		IRS Employer Identification No. 36-0743280
1137 West Jackson Boulevard Chicago, Illinois 60607 (312) 243-2700

    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes /x/  No / /

    As of January 14, 2002, the number of shares outstanding of the registrant's Common Stock was 4,210, all of which were held by Fannie May Holdings, Inc.

ARCHIBALD CANDY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 24, 2001

INDEX

Page No.
PART I—FINANCIAL INFORMATION:
ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED BALANCE SHEETS	3
CONSOLIDATED STATEMENTS OF OPERATIONS	4
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS	5
CONSOLIDATED STATEMENTS OF CASH FLOWS	6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7
ITEM 2—MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	25
PART II—OTHER INFORMATION:
ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K	26
SIGNATURES	27

PART I—FINANCIAL INFORMATION:

ITEM 1—FINANCIAL STATEMENTS

Archibald Candy Corporation

(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)

Consolidated Balance Sheets

(In thousands, except per share data)

	November 24, 2001	August 25, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,148	$2,346
Accounts receivable, net	5,698	1,452
Inventories	38,279	31,840
Prepaid expenses and other current assets	4,099	3,133

Total current assets	51,224	38,771
Property, plant, and equipment, net	27,593	34,398
Goodwill, net	58,029	58,465
Noncompete agreements and other intangibles, net	50	685
Deferred financing fees, net	5,668	6,224
Investment in joint venture	2,047	1,988
Other assets	1,325	1,580

Total assets	$145,936	$142,111

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Revolving line of credit	$29,666	$19,472
Senior secured notes	170,000	—
Accounts payable	21,993	16,821
Accrued liabilities	3,514	3,720
Payroll and related liabilities	3,012	2,466
Accrued interest	7,380	3,002
Restructuring reserve	—	94
Current portion of capital lease obligations	46	47

Total current liabilities	235,611	45,622
Due to affiliate	40	40
Senior secured notes	—	170,000
Deferred rent	—	885
Pension liability	1,173	1,038
Capital lease obligations, less current portion	117	130
Shareholder's equity (deficit):
Common stock, $0.01 par value:
Authorized—25,000 shares
Issued and outstanding—4,210 shares	—	—
Additional paid-in-capital	18,700	18,700
Accumulated deficit	(109,542)	(94,106)
Other comprehensive income	(163)	(198)

Total shareholder's deficit	(91,005)	(75,604)

Total liabilities and shareholder's deficit	$145,936	$142,111

See accompanying notes.

Archibald Candy Corporation

(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)

Consolidated Statements of Operations (Unaudited)

(In thousands)

	Three Months Ended
	November 24, 2001	November 25, 2000
Net sales	$42,375	$52,514
Cost of sales, excluding depreciation	17,492	20,445

Gross profit	24,883	32,069
Selling, general, and administrative expenses	29,551	31,751
Depreciation and amortization expense	2,505	3,313
Amortization of goodwill and other intangibles	1,030	1,052
Share of loss in joint venture	128	63
Management fees and other fees	28	131

Operating loss	(8,359)	(4,241)
Other (income) and expense:
Interest expense	4,797	5,058
Interest income	(5)	—
Other income and expense	24	(46)
Effect of deconsolidation of Sweet Factory Group, Inc. and subsidiaries(a)	2,258	—

Loss before income taxes	(15,433)	(9,253)
Provision for income taxes	3	25

Net loss	$(15,436)	$(9,278)

  (a)
  Represents the net write-off (for financial reporting purposes) of a $19.4 million receivable due from SFG and subsidiaries, after first offsetting $17.1 million of that write-off against the Company's negative investment balance in SFG and subsidiaries.

See accompanying notes.

Archibald Candy Corporation

(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)

Consolidated Statements of Comprehensive Loss (Unaudited)

(In thousands)

	Three Months Ended
	November 24, 2001	November 25, 2000
Net loss	$(15,436)	$(9,278)
Other comprehensive loss:
Foreign currency translation adjustments	35	(249)

Comprehensive loss	$(15,401)	$(9,527)

See accompanying notes.

Archibald Candy Corporation

(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)

Consolidated Statements of Cash Flow (Unaudited)

(In thousands)

	Three Months Ended
	November 24, 2001	November 25, 2000
OPERATING ACTIVITIES
Net loss	$(15,436)	$(9,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,535	4,365
Share of loss in joint venture	128	63
Effect of deconsolidation of Sweet Factory Group, Inc. and subsidiaries	2,258	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,246)	(5,857)
Inventories	(8,626)	(8,300)
Prepaid expenses and other current assets	(1,097)	(515)
Other assets	(145)	(102)
Accounts payable and accrued liabilities	15,345	13,504

Net cash used in operating activities	(8,284)	(6,120)
INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(777)	(1,313)
Effect of deconsolidation of Sweet Factory Group, Inc. and subsidiaries	(336)	—

Net cash used in investing activities	(1,113)	(1,313)
FINANCING ACTIVITIES
Net borrowings under revolving line of credit	10,194	9,500
Principal payments of capital lease obligations	(13)	(3)
Costs related to financing	(17)	(72)

Net cash provided by financing activities	10,164	9,425
Effect of exchange rates on cash	35	(249)

Net increase (decrease) in cash and cash equivalents	802	1,743
Cash and cash equivalents beginning of period	2,346	3,120

Cash and cash equivalents end of period	$3,148	$4,863

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$415	$595

See accompanying notes.

Archibald Candy Corporation

(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)

Notes to Consolidated Financial Statements (Unaudited)

November 24, 2001

Note 1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    Archibald Candy Corporation ("Archibald") and its subsidiaries (collectively, the "Company") are manufacturers and retailers of boxed chocolates and other confectionery items. The Company sells its Fannie May, Fanny Farmer, Sweet Factory and Laura Secord candies in over 550 Company-operated stores and in approximately 9,300 third-party retail outlets as well as through quantity order, mail order and fundraising programs in the United States and Canada. The Company is a wholly owned subsidiary of Fannie May Holdings, Inc. ("Holdings").

    The accompanying consolidated financial statements include the accounts of Archibald and its subsidiary Archibald Candy (Canada) Corporation. For the periods prior to November 15, 2001, the consolidated financial statements also include the accounts of Sweet Factory Group, Inc. ("SFG") and its three subsidiaries: Sweet Factory, Inc., SF Properties, Inc. and SF Candy Company— see Note 2 below. All significant intercompany balances and transactions have been eliminated in consolidation.

    The interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for fair presentation for the periods presented have been reflected and are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended August 25, 2001. Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

    Results of operations for the period from August 25, 2001 to November 24, 2001 are not necessarily indicative of the results that may be achieved for the entire year.

Note 2.  BANKRUPTCY FILING—SWEET FACTORY GROUP, INC. AND SUBSIDIARIES

    On November 15, 2001, Sweet Factory Group, Inc. and its three subsidiaries; Sweet Factory, Inc., SF Properties, Inc. and SF Candy Company, filed voluntary petitions in the U.S. Bankruptcy Court for the District of Delaware ("Bankruptcy Court") under Chapter 11 of the U.S. Bankruptcy Code. In connection with the bankruptcy filings, Sweet Factory, Inc. entered into a Post-Petition Credit, Security and Guaranty Agreement (the "Post-Petition Credit Agreement") with The CIT Group/Business Credit, Inc. ("CIT") and SFG, SF Properties, Inc. and SF Candy Company as guarantors. The agreement is for one year and provides for revolving loans at any time not to exceed the lesser of (1) $2.0 million and (2) a borrowing base comprised of a percentage of Sweet Factory, Inc.'s eligible inventory plus a $1.0 million overadvance, subject to certain reserves. The Post-Petition Credit Agreement is secured by first priority liens on Sweet Factory, Inc.'s accounts receivable and inventory and provides that borrowings thereunder accrue interest at a variable rate equal to the "prime rate" announced from time to time by J.P. Morgan Chase & Co., plus 1.5%. The Company and Archibald Candy (Canada) Corporation have guaranteed all obligations of Sweet Factory, Inc. under the Post-Petition Credit Agreement. Sweet Factory, Inc. is required to pay fees in connection with the Post-Petition Credit Agreement.

    SFG and its subsidiaries' financial results are included in the Company's consolidated results through November 15, 2001. Accounting principles generally accepted in the United States would generally require that any entity that files for protection under the U.S. Bankruptcy Code whose financial statements were previously consolidated with those of its parent must be prospectively deconsolidated from the parent with the investment accounted for using the cost method. The effects on the Company's balance sheet of this deconsolidation and use of the cost method is: (i) that the Company's investment in SFG is included as a single amount and (ii) the Company's receivable from SFG is no longer eliminated. The effect on the Company's income statement is that beginning November 15, 2001, the SFG operating results are not included in the consolidated results. At November 15, 2001 the Company's investment in SFG was a negative $17.1 million, and the receivable had a balance of $19.4 million. Because of SFG's and its subsidiaries bankruptcies, it was determined that the receivable should be reserved for financial reporting purposes. That write-off was first netted against the negative investment balance, with the remaining $2.3 million recorded as a non-operating expense.

    Management has assessed the liquidity position of SFG and its subsidiaries as a result of the bankruptcy filings and available debtor in possession financing and believes that SFG and its subsidiaries will be able to fund their post-petition obligations until a plan of reorganization is finalized or another transaction is effected.

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

    Following are the condensed consolidated statements of operations and balance sheet data for SFG and its subsidiaries for the entire period (in thousands):

	For the period of Nov. 16, 2001 thru Nov. 24, 2001	For the period of Aug. 26, 2001 thru Nov. 15, 2001	For the quarter ended Nov. 25, 2000
Net sales	$1,068	$8,867	$13,999
Operating loss	(470)	(3,172)	(2,311)
Loss before income taxes	(470)	(3,175)	(2,313)
Net loss	(470)	(3,178)	(2,315)

    The operating loss for the period of November 16, 2001 thru November 24, 2001 includes $375 of restructuring expenses associated with the closing of stores subsequent to the bankruptcy filing.

	Nov. 24, 2001	Nov 15, 2001	Aug. 25, 2001
Current assets	$3,128	$2,620	$4,174
Property, plant and equipment	5,266	5,316	5,699
Other assets	770	772	892

Total assets	$9,164	$8,708	$10,765

Current liabilities	$6,930	$6,079	$4,069
Payable to Archibald Candy Corporation	19,463	19,383	19,761
Other liabilities	366	371	885
Total stockholder's deficit	(17,595)	(17,125)	(13,950)

Total liabilities & stockholder's deficit	$9,164	$8,708	$10,765

    Following are the condensed pro forma consolidated statement of operations and balance sheet data of the Company, assuming the deconsolidation of SFG and its subsidiaries (in thousands):

	For the quarter ended November 24, 2001	For the quarter ended November 25, 2000
Net sales	$33,508	$38,548
Operating loss	(5,187)	(1,930)
Loss before income taxes	(12,258)	(6,940)
Net loss	(12,258)	(6,963)
August 25, 2001
Current assets	$34,598
Property, plant and equipment	28,699
Investment in and amounts due from SFG	5,811
Other assets	68,050

Total assets	$137,158

Current liabilities	$41,553
Other liabilities	171,209
Total stockholder's deficit	(75,604)

Total liabilities & stockholder's deficit	$137,158

Note 3.  INVENTORIES

    Inventories at November 24, 2001 and August 25, 2001 are comprised of the following:

	November 24, 2001	August 25, 2001
Raw materials	$15,751	$12,901
Work in process	200	225
Finished goods	22,328	18,714

	$38,279	$31,840

Note 4.  DEBT AND LIQUIDITY

    On January 2, 2002, Archibald did not make the approximately $8.7 million interest payment due on its outstanding $170 million of 10 1/4% senior secured notes due 2004 (the "Senior Notes"); however, Archibald has a 30-day grace period in which to make such interest payment before it becomes an event of default that would allow acceleration of the Senior Notes by the trustee under the Indenture pursuant to which such notes have been issued (the "Indenture") or by holders of at least 25% in principal amount of the outstanding Senior Notes. As a result, the Senior Notes have been classified as current in the balance sheet as of November 24, 2001. CIT, the agent and sole lender under Archibald's revolving credit facility (the "CIT Facility"), has agreed, as more fully described below, to allow Archibald to continue to request borrowings under the CIT Facility for working capital needs despite Archibald's failure to make the January 2002 interest payment on the Senior Notes and to forbear from exercising its right under the CIT Facility that would arise as a result of Archibald's failure to make such interest payment by the expiration of the grace period. During the forbearance period, Archibald's management expects that Archibald will have sufficient availability under its borrowing base to meet its working capital needs as they become due; however, there can be no assurance that this will be the case.

    Archibald has begun to have discussions with the holders of the Senior Notes regarding a possible restructuring of such Notes, including default waivers or forbearances, payment extensions, debt for equity exchanges or conversions, repurchases or acquisitions of the Senior Notes on discounted terms or combination of the foregoing (collectively, a "Restructuring"). There can be no assurance that Archibald will succeed in a Restructuring on a timely basis or that the terms and conditions of a Restructuring would be favorable to Archibald. If by February 1, 2002 Archibald is unable to negotiate a Restructuring or a waiver, forbearance or amendment that effectively waives, forbears or postpones the January 2002 interest payment default, as well as any necessary corresponding amendment of the CIT Facility, events of default will occur under the Indenture and the CIT Facility.

    In addition, Archibald has failed, or expects that it will fail, to satisfy certain financial covenants in the CIT Facility that require Archibald to meet minimum levels of net earnings, before interest, income taxes, depreciation and amortization ("EBITDA"), and net cash flow for periods ending in November and December 2001 and February 2002. Archibald has entered into a forbearance agreement with CIT (the "CIT Forbearance Agreement"), pursuant to which CIT has agreed to forbear from exercising its rights and remedies under the CIT Facility that arise as a result of Archibald's failure to meet such financial covenants and to make the January 2002 interest payment on the Senior Notes. In accordance with the CIT Forbearance Agreement, CIT also has agreed to allow Archibald to request revolving loans and letters of credit during the forbearance period, as described below, to satisfy its working capital needs but not to exceed in aggregate amount outstanding the lesser of (i) certain specified amounts and (ii) a borrowing base comprised only of a percentage of the eligible accounts receivable and eligible inventory of Archibald and Archibald Candy (Canada) Corporation. The forbearance period shall terminate on the earliest to occur of the following: March 1, 2002, any acceleration of the Senior Notes, any payment on account of the Senior Notes or the preferred stock of Holdings, any other event of default under the CIT Facility or a breach of any representation, warranty or covenant in the CIT Forbearance Agreement. Archibald has paid a fee to CIT in connection with the CIT Forbearance Agreement. As of January 11, 2002, borrowings of $3.5 million were outstanding under the CIT Facility and $0.2 million of letters of credit were outstanding under the CIT Facility.

    Given the terms of the CIT Forbearance Agreement, Archibald will not be able to dividend or otherwise make available to Holdings funds sufficient to allow Holdings to make the $3.0 million redemption payment required to be made by it to the holders of Holdings' Senior Preferred Stock on January 15, 2002. In the event that Holdings fails to make such redemption payment by February 14, 2002, all remaining redemption payments on Holdings' Senior Preferred Stock, which equal $10.5 million in aggregate, shall be accelerated. In addition, if Holdings fails to make a redemption payment in accordance with the terms of the Senior Preferred Stock, the holders of the Senior Preferred Stock may elect a director to the Board of Directors of Holdings who shall have 51% of the total voting power of the Board. Any exercise of such right would constitute a change of control under the Indenture that would obligate Archibald to offer to repurchase all of the Senior Notes at face value and also would constitute an event of default under the CIT Facility. The Senior Preferred Stock, which was issued by Holdings in 1991 in the original face amount of $10.0 million, is held by the former shareholders of Archibald.

    During the forbearance period, Archibald expects to work with the holders of the Senior Notes, CIT, other creditors, Holdings' significant stockholders and investment advisors on a financial restructuring, including a restructuring of the Senior Notes, as well as seeking new equity and/or debt from unaffiliated third parties and/or affiliates of Archibald or its directors and officers. Archibald has not received any commitments or agreements with respect to any new sources of equity or debt, and there can be no assurances that any such financing will be obtained, particularly if the Senior Notes are not restructured on a satisfactory basis.

    In addition to the Senior Preferred Stock, Holdings also has the two following classes of junior preferred stock: Junior Class A PIK Preferred Stock and Junior Class B PIK Preferred Stock. The Junior Class A PIK Preferred Stock and the Junior Class B PIK Preferred Stock were issued in 1991 in the original face amount of $7.0 million and $0.7 million, respectively. As of January 14, 2002, affiliates of TCW Capital owned approximately 64% of the Junior Class A PIK Preferred Stock and affiliates (or parties advised by such affiliates) of The Jordan Company owned approximately 36% of the Junior Class A PIK Preferred Stock and approximately 80% of the Junior Class B PIK Preferred Stock.

    In connection with Archibald entering into the CIT Facility, Holdings entered into agreements with the holders of each class of its preferred stock to, among other things, extend the mandatory redemption dates for such stock. The terms of the Senior Preferred Stock have been amended to, among other things, eliminate the accrual of dividends on such stock after August 31, 2000 and to change the mandatory redemption date of such stock from a single aggregate redemption payment on August 31, 2001 to a schedule of mandatory redemption payments on January 15th of each year, commencing in 2002 and ending in 2006. Such annual redemption payments are in the amounts of $3.0 million in each of the years 2002 through 2004, $2.0 million in 2005 and $2.5 million in 2006.

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

    In order for Holdings to make the redemption payments on its preferred stock, Holdings must cause the Company, to the extent permitted by the Indenture, the CIT Facility and law, to advance the necessary funds to Holdings by dividend or otherwise. Such advances, if paid, will reduce the funds available for the Company's operations. To the extent that such funds are not available, whether due to the restrictions set forth in the Indenture, the CIT Facility or otherwise, the failure to make required redemption payments (1) would trigger various provisions of Holdings' preferred and common stock, including provisions providing for a change of control of Holdings' and Archibald's Boards of Directors and (2) with respect only to a failure to make required redemptions of the Senior Preferred Stock, could result in defaults under the Indenture and the CIT Facility and an obligation by Archibald under the Indenture to purchase all of the Senior Notes.

    The Indenture also provides that, except in limited circumstances (including to pay dividends or redeem preferred stock not owned by affiliates of The Jordan Company), Archibald will not, and will not permit any of its subsidiaries to, make dividend payments or other distributions on its outstanding shares of capital stock unless at the time of such distribution: (a) no default under the Indenture has occurred and is continuing or would occur as a consequence, thereof, (b) immediately after such distribution, Archibald would comply with the interest coverage ratios set forth in the Indenture and (c) such distributions do not exceed an amount determined by reference to a formula consisting primarily of prior distributions and payments, prior income and the proceeds from the sale of securities. The Indenture prohibits the incurrence of additional indebtedness unless, among other things, Archibald complies with minimum interest coverage ratios set forth in the Indenture.

Note 5.  INCOME TAXES

    The provision for income taxes differs from the amount of income tax benefit computed by applying the United States federal income tax rate due to the benefit of the net operating losses that were not recognized in prior periods.

Note 6.  GUARANTOR SUBSIDIARIES

    The Company's obligations under the Senior Notes are fully and unconditionally guaranteed on a senior secured, joint and several basis by each of the Company's subsidiaries (collectively, the "Guarantor Subsidiaries"). The Company directly or indirectly wholly owns each of the Guarantor Subsidiaries. None of Archibald's subsidiaries is subject to any restriction on its ability to pay dividends or make distributions to Archibald. The following consolidating financial information illustrates the composition of Archibald and the Guarantor Subsidiaries as of and for certain dates and periods. Separate financial statements of the respective Guarantor Subsidiaries have not been provided because Archibald's management has determined that such additional information would not be useful in assessing the financial composition of the Guarantor Subsidiaries.

Archibald Candy Corporation

(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)

Consolidating Balance Sheet

As of November 24, 2001

(Unaudited)

	Archibald Candy Corporation	Guarantor Subsidiaries(a)	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,321	$827	$—	$3,148
Accounts receivables, net	4,966	732	—	5,698
Inventories	32,734	5,545	—	38,279
Prepaids and other current assets	3,439	660	—	4,099

Total current assets	43,460	7,764	—	51,224
Property, plant, and equipment, net	18,480	9,113	—	27,593
Intercompany	21,551	(4,426)	—	17,125
Investment in subsidiaries	(6,904)	—	(10,221)	(17,125)
Other assets	65,059	2,060	—	67,119

Total assets	$141,646	$14,511	$(10,221)	$145,936

Liabilities and shareholder's equity (deficit)
Current liabilities:
Revolving line of credit	$29,666	$—	$—	$29,666
Senior secured notes	170,000	—	—	170,000
Accounts payable	19,338	2,655	—	21,993
Other current liabilities	12,573	1,379	—	13,952

Total current liabilities	231,577	4,034	—	235,611
Other noncurrent liabilities	1,330	9,303	(9,303)	1,330
Total shareholder's equity (deficit)	(91,261)	1,174	(918)	(91,005)

Total liabilities and shareholder's equity (deficit)	$141,646	$14,511	$(10,221)	$145,936

(a)	This column does not include the balances of SFG and subsidiaries beginning November 15, 2001 due to their deconsolidation for financial reporting purposes. SFG and subsidiaries, however, continue to be guarantor's on the Company's Senior Notes. Refer to Note 2 for Financial Information on SFG and subsidiaries since their deconsolidation.

Archibald Candy Corporation

(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)

Consolidating Balance Sheet

As of August 25, 2001

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

Archibald Candy Corporation

(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)

Consolidating Statement of Operations for the Three Months Ended November 24, 2001

(Unaudited)

(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries(a)	Eliminations	Consolidated
Net sales	$24,276	$18,099	$—	$42,375
Cost of sales, excluding depreciation	9,989	7,503	—	17,492

Gross profit	14,287	10,596	—	24,883
Selling, general, and administrative expenses excluding depreciation and amortization	15,266	14,285	—	29,551
Depreciation and amortization expense	1,708	797	—	2,505
Amortization of goodwill and other intangibles	1,013	17	—	1,030
Share of loss in joint venture	—	128	—	128
Management fees and other fees	28	—	—	28

Operating loss	(3,728)	(4,631)	—	(8,359)
Other (income) expense:
Interest expense	4,794	198	(195)	4,797
Interest income	(200)	—	195	(5)
Other income and expenses	(43)	67	—	24
Effect of deconsolidation of Sweet Factory Group, Inc. and subsidiaries	2,258	—	—	2,258
Equity in loss of subsidiaries	4,899	—	(4,899)	—

Loss before income taxes	(15,436)	(4,896)	4,899	(15,433)
Provision for income taxes	—	3	—	3

Loss	$(15,436)	$(4,899)	$4,899	$(15,436)

(a)
This column does not include the balances of SFG and subsidiaries beginning November 15, 2001 due to their deconsolidation for financial reporting purposes. SFG and subsidiaries, however, continue to be guarantor's on the Company's Senior Notes. Refer to Note 2 for Financial Information on SFG and subsidiaries since their deconsolidation.

Archibald Candy Corporation

(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)

Consolidating Statement of Operations for the Three Months Ended November 25, 2000

(Unaudited)

(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$29,274	$23,240	$—	$52,514
Cost of sales, excluding depreciation	11,929	8,516	—	20,445

Gross profit	17,345	14,724	—	32,069
Selling, general, and administrative expenses excluding depreciation and amortization	15,709	16,042	—	31,751
Depreciation and amortization expense	1,780	1,533	—	3,313
Amortization of goodwill and other intangibles	963	89	—	1,052
Share of loss in joint venture	—	63	—	63
Management fees and other fees	40	91	—	131

Operating loss	(1,147)	(3,094)	—	(4,241)
Other (income) expense:
Interest expense	5,055	213	(210)	5,058
Interest income	(210)	—	210	—
Other income and expenses	(45)	(1)	—	(46)
Equity in loss of subsidiaries	3,308	—	(3,308)	—

Income (loss) before income taxes	(9,255)	(3,306)	3,308	(9,253)
Provision for income taxes	23	2	—	25

Net income (loss)	$(9,278)	$(3,308)	$3,308	$(9,278)

Archibald Candy Corporation

(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)

Consolidating Statement of Cash Flows for the Three Months Ended November 24, 2001

(Unaudited)

(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries(a)	Eliminations	Consolidated
OPERATING ACTIVITIES
Net loss	$(15,436)	$(4,899)	$4,899	$(15,436)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,721	814	—	3,535
Equity in loss of subsidiaries	4,899	—	(4,899)	—
Share of loss in joint venture	—	128	—	128
Effect of deconsolidation of Sweet Factory Group, Inc. and subsidiaries	2,258	—	—	2,258
Changes in operating assets and liabilities:
Accounts receivables, net	(3,616)	(630)	—	(4,246)
Inventories	(6,319)	(2,307)	—	(8,626)
Prepaid expenses and other current assets	(1,226)	129	—	(1,097)
Intercompany	(4,778)	4,778	—	—
Other assets	(249)	104	—	(145)
Accounts payable and accrued liabilities	13,182	2,163	—	15,345

Net cash provided by (used in) operating activities	(8,564)	280	—	(8,284)
INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(395)	(382)	—	(777)
Impact of deconsolidation of Sweet Factory Group, Inc. and subsidiaries	—	(336)	—	(336)

Net cash used in investing activities	(395)	(718)	—	(1,113)
FINANCING ACTIVITIES
Net borrowings under revolving line of credit	10,194	—	—	10,194
Principle payments of capital lease obligations	(13)	—	—	(13)
Costs related to refinancing	(17)	—	—	(17)

Net cash provided by financing activities	10,164	—	—	10,164
Effect of exchange rates on cash	—	35	—	35

Net increase (decrease) in cash and cash equivalents	1,205	(403)	—	802
Cash and cash equivalents beginning of period	1,116	1,230	—	2,346

Cash and cash equivalents end of period	$2,321	$827	$—	$3,148

(a)
This column does not include the balances of SFG and subsidiaries beginning November 15, 2001 due to their deconsolidation for financial reporting purposes. SFG and subsidiaries, however, continue to be guarantor's on the Company's Senior Notes. Refer to Note 2 for Financial Information on SFG and subsidiaries since their deconsolidation.

Archibald Candy Corporation

(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)

Consolidating Statement of Cash Flows for the Three Months Ended November 25, 2000

(Unaudited)

(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net loss	$(9,278)	$(3,308)	$3,308	$(9,278)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,743	1,622	—	4,365
Equity in loss of subsidiaries	3,308	—	(3,308)	—
Share of loss in joint venture	—	63	—	63
Changes in operating assets and liabilities:
Accounts receivables, net	(5,421)	(436)	—	(5,857)
Inventories	(6,331)	(1,969)	—	(8,300)
Prepaid expenses and other current assets	(861)	346	—	(515)
Intercompany	(5,019)	5,019	—	—
Other assets	(87)	(15)	—	(102)
Accounts payable and accrued liabilities	14,012	(508)	—	13,504

Net cash provided by (used in) operating activities:	(6,934)	814	—	(6,120)
INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(1,093)	(220)	—	(1,313)

Net cash used in investing activities	(1,093)	(220)	—	(1,313)
FINANCING ACTIVITIES
Net borrowings under revolving line of credit	9,500	—	—	9,500
Principle payments of capital lease obligations	—	(3)	—	(3)
Costs related to refinancing	(64)	(8)	—	(72)

Net cash provided by (used in) financing activities	9,436	(11)	—	9,425
Effect of exchange rates on cash	—	(249)	—	(249)

Net increase in cash and cash equivalents	1,409	334	—	1,743
Cash and cash equivalents beginning of period	800	2,320	—	3,120

Cash and cash equivalents end of period	$2,209	$2,654	$—	$4,863

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

THREE MONTHS ENDED NOVEMBER 24, 2001 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 25, 2000.

    NET SALES.  Consolidated sales for the three months ended November 24, 2001 were $42.4 million, a decrease of $10.1 million, or 19.2%, from $52.5 million for the three months ended November 25, 2000. Company-operated retail sales for the three months ended November 24, 2001 were $31.4 million, a decrease of $7.0 million, or 18.2%, from $38.4 million for the three months ended November 25, 2000. This decrease was due primarily to the bankruptcy filing of Sweet Factory, closing of unprofitable Sweet Factory stores and a decline in Sweet Factory same store sales, which accounted for $5.1 million of the decline. Same store sales decreased 5.1% for Fannie May/Fanny Farmer and 2.9% (0.1% in Canadian Dollars) for Laura Secord primarily due to a weak retail environment. Sales through the Company's third-party retail outlets and non-retail distribution channels declined $3.1 million, or 22.1%, to $11.0 million for the three months ended November 24, 2001 from $14.1 million for the three months ended November 25, 2000. The decrease was due primarily to lower sales in the fundraising channel, which is a low profit margin business. Third-party sales to our national chain accounts increased by 15.3%.

    GROSS PROFIT.  Gross profit for the three months ended November 24, 2001 was $24.9 million, a decrease of $7.2 million, or 22.4%, from $32.1 million for the three months ended November 25, 2000. Gross profit as a percentage of net sales decreased to 58.7% for the three months ended November 24, 2001 from 61.1% for the three months ended November 25, 2000. The decrease in gross profit dollars was due primarily to lower sales as discussed above and the closing of Sweet Factory stores.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  SG&A expenses were $29.6 million for the three months ended November 24, 2001, a decrease of $2.2 million, or 6.9%, from $31.8 million for the three months ended November 25, 2000. This decrease was primarily due to the closing of Sweet Factory stores and expense reductions at Fannie May/Fanny Farmer. As a percentage of net sales, SG&A expenses increased to 69.8% for the three months ended November 24, 2001 from 60.6% for the three months ended November 25, 2000. This increase was due primarily to the continued sales decline at Sweet Factory and lower Fannie May/Fanny Farmer sales.

    OTHER (INCOME) AND EXPENSES.  Included in other expenses is a charge of $2.3 million associated with the net write-off (for financial reporting purposes) due to SFG's bankruptcy situation of a $19.4 million receivable due from SFG and subsidiaries, after first offsetting $17.1 million of that write-off against the Company's negative investment balance in SFG and subsidiaries.

    EBITDA.  Earnings before interest, income taxes, depreciation, and the amortization (EBITDA), excluding the effect of the deconsolidation of Sweet Factory of $2.3 million, was $(4.8) million for the three months ended November 24, 2001, as compared to $0.2 million for the three months ended November 25, 2000.

    OPERATING LOSS.  Operating loss was $8.4 million for the three months ended November 24, 2001, an increase of $4.2 million from a loss of $4.2 million for the three months ended November 25, 2000. The increase in operating loss was due primarily to the decline in sales and the impact of the bankruptcy filing of Sweet Factory.

    NET LOSS.  Net loss for the three months ended November 24, 2001 was $15.4 million, an increase of $6.1 million from $9.3 million for the three months ended November 25, 2000. The net loss for the three months ended November 24, 2001 includes the effect of the deconsolidation of Sweet Factory of $2.3 million.

EFFECT OF BANKRUPTCY FILING

    On November 15, 2001, Sweet Factory Group, Inc. ("SFG") and its three subsidiaries; Sweet Factory, Inc., SF Properties, Inc. and SF Candy Company, filed voluntary petitions in the U.S. Bankruptcy Court for the District of Delaware ("Bankruptcy Court") under Chapter 11 of the U.S. Bankruptcy Code. In connection with the bankruptcy filings, Sweet Factory, Inc. entered into a Post-Petition Credit, Security and Guaranty Agreement (the "Post-Petition Credit Agreement") with The CIT Group/Business Credit, Inc. and SFG, SF Properties, Inc. and SF Candy Company as guarantors. The agreement is for one year and provides for revolving loans at any time not to exceed the lesser of (1) $2.0 million and (2) a borrowing base comprised of a percentage of Sweet Factory, Inc.'s eligible inventory plus a $1.0 million overadvance, subject to certain reserves. The Post-Petition Credit Agreement is secured by first priority liens on Sweet Factory, Inc.'s accounts receivable and inventory and provides that borrowings thereunder accrue interest at a variable rate equal to the "prime rate" announced from time to time by J.P. Morgan Chase & Co., plus 1.5%. The Company and Archibald Candy (Canada) Corporation have guaranteed all obligations of Sweet Factory, Inc. under the Post-Petition Credit Agreement. Sweet Factory, Inc. is required to pay fees in connection with the Post-Petition Credit Agreement.

    SFG and its subsidiaries' financial results are included in the Company's consolidated results through November 15, 2001. Accounting principles generally accepted in the United States would generally require that any entity that files for protection under the U.S. Bankruptcy Code whose financial statements were previously consolidated with those of its parent must be prospectively deconsolidated from the parent with the investment accounted for using the cost method. The effects on the Company's balance sheet of this deconsolidation and use of the cost method is: (i) that the Company's investment in SFG is included as a single amount and (ii) the Company's receivable from SFG is no longer eliminated. The effect on the Company's income statement is that beginning November 15, 2001, the SFG operating results are not included in the consolidated results. At November 15, 2001 the Company's investment in SFG was a negative $17.1 million, and the receivable had a balance of $19.4 million. Because of SFG's and its subsidiaries bankruptcies, it was determined that the receivable should be reserved for financial reporting purposes. That write-off was first netted against the negative investment balance, with the remaining $2.3 million recorded as a non-operating expense.

    Management has assessed the liquidity position of SFG and its subsidiaries as a result of the bankruptcy filings and available debtor in possession financing and believes that SFG and its subsidiaries will be able to fund their post-petition obligations until a plan of reorganization is finalized or another transaction is effected.

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

    Following are the condensed consolidated statements of operations and balance sheet data for SFG and its subsidiaries for the entire period (in thousands):

	For the period of Nov. 16, 2001 thru Nov. 24, 2001	For the period of Aug. 26, 2001 thru Nov. 15, 2001	For the quarter ended Nov. 25, 2000
Net sales	$1,068	$8,867	$13,999
Operating loss	(470)	(3,172)	(2,311)
Loss before income taxes	(470)	(3,175)	(2,313)
Net loss	(470)	(3,178)	(2,315)

    The operating loss for the period of November 16, 2001 thru November 24, 2001 includes $375 of restructuring expenses associated with the closing of stores subsequent to the bankruptcy filing.

	Nov. 24, 2001	Nov 15, 2001	Aug. 25, 2001
Current assets	$3,128	$2,620	$4,174
Property, plant and equipment	5,266	5,316	5,699
Other assets	770	772	892

Total assets	$9,164	$8,708	$10,765

Current liabilities	$6,930	$6,079	$4,069
Payable to Archibald Candy Corporation	19,463	19,383	19,761
Other liabilities	366	371	885
Total stockholder's deficit	(17,595)	(17,125)	(13,950)

Total liabilities & stockholder's deficit	$9,164	$8,708	$10,765

    Following are the condensed pro forma consolidated statement of operations and balance sheet data of the Company, assuming the deconsolidation of SFG and its subsidiaries (in thousands):

	For the quarter ended November 24, 2001	For the quarter ended November 25, 2000
Net sales	$33,508	$38,548
Operating loss	(5,182)	(1,930)
Loss before income taxes	(12,258)	(6,940)
Net loss	(12,258)	(6,963)

August 25, 2001
Current assets	$34,598
Property, plant and equipment	28,699
Investment in and amounts due from SFG	5,811
Other assets	68,050

Total assets	$137,158

Current liabilities	$41,553
Other liabilities	171,209
Total stockholder's deficit	(75,604)

Total liabilities & stockholder's deficit	$137,158

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $8.3 million for the three months ended November 24, 2001 compared to $6.1 million for the three months ended November 25, 2000. Net loss was $15.4 million for the three months ended November 24, 2001 compared to $9.3 million for the three months ended November 25, 2000. Net loss included non-cash depreciation and amortization charges of $3.5 million for the three months ended November 24, 2001 and $4.4 million for the three months ended November 25, 2000. Net loss also included a $2.3 million non-cash charge associated with the deconsolidation of Sweet Factory due to the bankruptcy filing.

    Net cash used in investing activities decreased to $1.1 million for the three months ended November 24, 2001 from $1.3 million for the three months ended November 25, 2000 due to lower capital expenditures.

    On June 28, 2001, the Company and its subsidiary, Sweet Factory, Inc., entered into a revolving credit facility with The CIT Group/Business Credit, Inc. ("CIT"), as agent (the "CIT Facility"). The CIT Facility provides for revolving loans and letter of credit issuances, subject to certain borrowing conditions, in an aggregate amount at any time not to exceed the lesser of (1) $30.0 million (or specified lower amounts at certain times of the year) and (2) a borrowing base comprised of a percentage of the Company's eligible accounts receivable and inventory and the Company's owned store locations, which borrowing base components are subject to certain limits, minus the amount of the overadvance under the Post-Petition Credit Agreement. The Company may advance from time to time up to $5.0 million of the CIT Facility borrowings to Archibald Candy (Canada) Corporation.

    The CIT Facility is secured by liens on the Company's and Sweet Factory, Inc.'s accounts receivable, and inventory, and the Company's owned store locations, and the proceeds therefrom. The Company's other subsidiaries, including Archibald Candy (Canada) Corporation, have guaranteed all obligations under the CIT Facility and granted to the agent under the CIT Facility a lien on their accounts receivable, inventory, and the proceeds therefrom. In addition, Holdings has guaranteed all obligations under the CIT Facility and granted to the agent under the CIT Facility a lien on all of its assets, including all the outstanding shares of common stock of the Company.

    The CIT Facility provides that borrowings thereunder accrue interest at a variable rate equal to the "prime rate" announced from time to time by JP Morgan Chase & Co., plus 1.0%. The Company is required to pay fees in connection with the CIT Facility.

    In September 2001, CIT agreed to overadvances under the CIT Facility in an aggregate amount of not more than $3.0 million, which expired on October 3, 2001. On October 3, 2001, the Company and CIT entered into an Overadvance Agreement and First Amendment to Financing Agreement pursuant to which CIT agreed to provide a $5.0 million overadvance to the Company, which expired on December 28, 2001. In connection with the Overadvance Agreement and First Amendment to

Financing Agreement, those stockholders of Holdings who are (or who are advised by) affiliates of The Jordan Company entered into a Participation Agreement pursuant to which such stockholders agreed to purchase from CIT a last-out participation in any overadvance under the CIT Facility. The aggregate amount of the participation was equal to the lesser of (1) $2.5 million or (2) 50% of the amount of the outstanding overadvance, if any, under the CIT Facility at the time of the participation. The participating stockholders were required to purchase the participation on the earlier of (a) December 28, 2001, or (b) if all amounts due under the CIT Facility were accelerated, on the fifth business day following notice by CIT but, in each case, only if any overadvance was outstanding on the purchase date. The Participation Agreement expired on December 28, 2001 with no participant having been required to purchase any participation thereunder.

    In connection with the November 15, 2001 bankruptcy filings by the Company's Sweet Factory subsidiaries, the CIT Facility was further amended pursuant to the Second Amendment to allow such bankruptcy filings, to eliminate, on a go-forward basis, Sweet Factory, Inc. as a co-borrower and to remove the inventory and accounts receivable of our Sweet Factory subsidiaries from the borrowing base. Concurrently with entering into the Second Amendment, CIT and Sweet Factory, Inc. entered into the Post-Petition Credit Agreement. See "Effect of Bankruptcy Filing". The Company, Holdings and Archibald Candy (Canada) Corporation have guaranteed all obligations of Sweet Factory, Inc. under the Post-Petition Credit Agreement.

    The CIT Facility provides that, for the period each year from December 31 until after the Company makes the scheduled interest payment on its $170 million outstanding of 10 1/4 senior secured notes due 2004 (the "Senior Notes") on the following January 1, the Company may have no borrowings under the CIT Facility. On January 2, 2002, the Company did not make the approximately $8.7 million interest payment due on its Senior Notes; however, the Company has a 30-day grace period in which to make such interest payment before it becomes an event of default that would allow acceleration of the Senior Notes by the trustee under the Indenture pursuant to which such notes have been issued (the "Indenture") or by holders of at least 25% in principal amount of the outstanding Senior Notes. CIT has agreed, as more fully described below, to allow the Company to continue to request borrowings under the CIT Facility for working capital needs despite the Company's failure to make the January 2002 interest payment on the Senior Notes and to forbear from exercising its right under the CIT Facility that would arise as a result of the Company's failure to make such interest payment by the expiration of the grace period. During the forbearance period, the Company's management expects that the Company will have sufficient availability under its borrowing base to meet its working capital needs as they become due; however, there can be no assurance that this will be the case.

    The Company has begun to have discussions with the holders of the Senior Notes regarding a possible restructuring of such Notes, including default waivers or forbearances, payment extensions, debt for equity exchanges or conversions, repurchases or acquisitions of the Senior Notes on discounted terms or combination of the foregoing (collectively, a "Restructuring"). The Company does not intend to provide updates as to the status of such discussions. There can be no assurance that the Company will succeed in a Restructuring on a timely basis or that the terms and conditions of a Restructuring would be favorable to the Company. If by February 1, 2002 the Company is unable to negotiate a Restructuring or a waiver, forbearance or amendment that effectively waives, forbears or postpones the January 2002 interest payment default, as well as any necessary corresponding amendment of the CIT Facility, events of default will occur under the Indenture and the CIT Facility.

    In addition, the Company has failed, or expects that it will fail, to satisfy certain financial covenants in the CIT Facility that require the Company to meet minimum levels of net earnings, before interest, income taxes, depreciation and amortization ("EBITDA"), and net cash flow for periods ending in November and December 2001 and February 2002. The Company has entered into a forbearance agreement with CIT (the "CIT Forbearance Agreement"), pursuant to which CIT has agreed to forbear from exercising its rights and remedies under the CIT Facility that arise as a result of the Company's failure to meet such financial covenants and to make the January 2002 interest payment on the Senior Notes. In accordance with the CIT Forbearance Agreement, CIT also has agreed to allow the Company to request revolving loans and letters of credit during the forbearance period, as described below, to satisfy its working capital needs but not to exceed in aggregate amount outstanding the lesser of (i) certain specified amounts and (ii) a borrowing base comprised only of a percentage of the eligible accounts receivable and eligible inventory of the Company and Archibald Candy (Canada) Corporation. The forbearance period shall terminate on the earliest to occur of the following: March 1, 2002, any acceleration of the Senior Notes, any payment on account of the Senior Notes or the preferred stock of Holdings, any other event of default under the CIT Facility or a breach of any representation, warranty or covenant in the CIT Forbearance Agreement. The Company has paid a fee to CIT in connection with the CIT Forbearance Agreement. As of January 11, 2002, borrowings of $3.5 million were outstanding under the CIT Facility and $0.2 million of letters of credit were outstanding under the CIT Facility.

    Given the terms of the CIT Forbearance Agreement, the Company will not be able to dividend or otherwise make available to Holdings funds sufficient to allow Holdings to make the $3.0 million redemption payment required to be made by it to the holders of Holdings' Senior Preferred Stock on January 15, 2002. In the event that Holdings fails to make such redemption payment by February 14, 2002, all remaining redemption payments on Holdings' Senior Preferred Stock, which equal $10.5 million in aggregate, shall be accelerated. In addition, if Holdings fails to make a redemption payment in accordance with the terms of the Senior Preferred Stock, the holders of the Senior Preferred Stock may elect a director to the Board of Directors of Holdings who shall have 51% of the total voting power of the Board. Any exercise of such right would constitute a change of control under the Indenture that would obligate the Company to offer to repurchase all of the Senior Notes at face value and also would constitute an event of default under the CIT Facility. The Senior Preferred Stock, which was issued by Holdings in 1991 in the original face amount of $10.0 million, is held by the former shareholders of Archibald.

    During the forbearance period, the Company expects to work with the holders of the Senior Notes, CIT, other creditors, Holdings' significant stockholders and investment advisors on a financial restructuring, including a restructuring of the Senior Notes, as well as seeking new equity and/or debt from unaffiliated third parties and/or affiliates of the Company or its directors and officers. The Company has not received any commitments or agreements with respect to any new sources of equity or debt, and there can be no assurances that any such financing will be obtained, particularly if the Senior Notes are not restructured on a satisfactory basis.

    In addition to the Senior Preferred Stock, Holdings also has the two following classes of junior preferred stock: Junior Class A PIK Preferred Stock and Junior Class B PIK Preferred Stock. The Junior Class A PIK Preferred Stock and the Junior Class B PIK Preferred Stock were issued in 1991 in the original face amount of $7.0 million and $0.7 million, respectively. As of January 14, 2002, affiliates of TCW Capital owned approximately 64% of the Junior Class A PIK Preferred Stock and affiliates (or parties advised by such affiliates) of The Jordan Company owned approximately 36% of the Junior Class A PIK Preferred Stock and approximately 80% of the Junior Class B PIK Preferred Stock.

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

    In order for Holdings to make the redemption payments on its preferred stock, Holdings must cause the Company, to the extent permitted by the Indenture, the CIT Facility and law, to advance the necessary funds to Holdings by dividend or otherwise. Such advances, if paid, will reduce the funds available for the Company's operations. To the extent that such funds are not available, whether due to the restrictions set forth in the Indenture, the CIT Facility or otherwise, the failure to make required redemption payments (1) would trigger various provisions of Holdings' preferred and common stock, including provisions providing for a change of control of Holdings' and the Company's Boards of Directors and (2) with respect only to a failure to make required redemptions of the Senior Preferred Stock, could result in defaults under the Indenture and the CIT Facility and an obligation by the Company under the Indenture to purchase all of the Senior Notes.

    The Indenture also provides that, except in limited circumstances (including to pay dividends or redeem preferred stock not owned by affiliates of The Jordan Company), the Company will not, and will not permit any of our subsidiaries to, make dividend payments or other distributions on its outstanding shares of capital stock unless at the time of such distribution: (a) no default under the Indenture has occurred and is continuing or would occur as a consequence, thereof, (b) immediately after such distribution, the Company would comply with the interest coverage ratios set forth in the Indenture and (c) such distributions do not exceed an amount determined by reference to a formula consisting primarily of prior distributions and payments, prior income and the proceeds from the sale of securities. The Indenture prohibits the incurrence of additional indebtedness unless, among other things, we comply with minimum interest coverage ratios set forth in the Indenture.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's operations are not currently subject to market risks of a material nature for interest rates, foreign currency rates, commodity prices or other market price risks.

PART II—OTHER INFORMATION:

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 10.1	Forbearance Agreement dated as of December 31, 2001 among Archibald, Fannie May Holdings, Inc., Archibald Candy (Canada) Corporation, and The CIT Group/Business Credit, Inc.
Exhibit 10.2
First Amendment Agreement dated as of January 9, 2002 to the Post-Petition Credit Security and Guaranty Agreement dated as of November 15, 2001 among Sweet Factory, Inc., Sweet Factory Group, Inc., SF Candy Company, SF Properties, Inc. and The CIT Group/Business Credit, Inc.
Exhibit 10.3
Certificate of Amendment to Certificate of Designation of Junior Class A PIK Preferred Stock of Fannie May Holdings, Inc. filed with the Secretary of State of the State of Delaware on December 18, 2001
Exhibit 10.4
Certificate of Amendment to Certificate of Designation of Junior Class B PIK Preferred Stock of Fannie May Holdings, Inc. filed with the Secretary of State of the State of Delaware on December 18, 2001
(b)	Reports on Form 8-K.

On January 3, 2002, Archibald filed a Current Report on Form 8-K with the Securities and Exchange Commission that provided information under Item 5—Other Events disclosing that on January 2, 2002, Archibald did not make the interest payment required on its outstanding senior secured notes and that Archibald was going to enter into discussions with the holders of such notes regarding a potential restructuring of such notes. The Form 8-K also disclosed that Archibald had entered into a Forbearance Agreement with The CIT Group/Business Credit, Inc.

On November 29, 2001, Archibald filed a Current Report on Form 8-K with the Securities and Exchange Commission that provided information under Item 3—Bankruptcy or Receivership disclosing that on November 15, 2001, Sweet Factory Group, Inc. and its subsidiaries had commenced voluntary bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code.

SIGNATURE

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

ARCHIBALD CANDY CORPORATION
DATE: JANUARY 14, 2002	BY:	/s/ RICHARD J. ANGLIN RICHARD J. ANGLIN VICE PRESIDENT AND CHIEF FINANCIAL OFFICER AND SECRETARY (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

QuickLinks

ARCHIBALD CANDY CORPORATION FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 24, 2001 INDEX
PART I—FINANCIAL INFORMATION
  ITEM 1—FINANCIAL STATEMENTS
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidated Balance Sheets (In thousands, except per share data)
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidated Statements of Operations (Unaudited) (In thousands)
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidated Statements of Comprehensive Loss (Unaudited) (In thousands)
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidated Statements of Cash Flow (Unaudited) (In thousands)
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Notes to Consolidated Financial Statements (Unaudited) November 24, 2001
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidating Balance Sheet As of November 24, 2001 (Unaudited)
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidating Balance Sheet As of August 25, 2001 (In thousands)
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidating Statement of Operations for the Three Months Ended November 24, 2001 (Unaudited) (In thousands)
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidating Statement of Operations for the Three Months Ended November 25, 2000 (Unaudited) (In thousands)
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidating Statement of Cash Flows for the Three Months Ended November 24, 2001 (Unaudited) (In thousands)
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidating Statement of Cash Flows for the Three Months Ended November 25, 2000 (Unaudited) (In thousands)
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE