Form 10-Q
period 2002-02-23
ARCHIBALD CANDY CORP
filed 2002-04-09
CIK 1044269

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 23, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 333-33751

ARCHIBALD CANDY CORPORATION
(Exact name of registrant as specified in its charter)

Illinois (State of incorporation)	36-0743280 (IRS Employer Identification No.)
1137 West Jackson Boulevard Chicago, Illinois (Address of principal executive offices)	60607 (zip code)

(312) 243-2700
(Registrant's telephone number, including area code)

        Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☒    No ☐

        As of April 9, 2002, the number of shares outstanding of the registrant's Common Stock was 4,210, all of which were held by Fannie May Holdings, Inc.

ARCHIBALD CANDY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 23, 2002

INDEX

Page No.
PART I—FINANCIAL INFORMATION:
ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED BALANCE SHEETS	1
CONSOLIDATED STATEMENTS OF OPERATIONS	2
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	3
CONSOLIDATED STATEMENTS OF CASH FLOWS	4
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	5
ITEM 2—MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS	18
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	25
PART II—OTHER INFORMATION:
ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K	26
SIGNATURES	27

PART I—FINANCIAL INFORMATION:

ITEM 1—FINANCIAL STATEMENTS

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidated Balance Sheets
(In thousands)

	February 23, 2002	August 25, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,804	$2,346
Accounts receivable, net	4,720	1,452
Inventories	30,147	31,840
Prepaid expenses and other current assets	4,110	3,133

Total current assets	41,781	38,771
Property, plant, and equipment, net	26,093	34,398
Goodwill, net	57,594	58,465
Noncompete agreements and other intangibles, net	45	685
Deferred financing fees, net	5,801	6,224
Investment in joint venture	2,094	1,988
Other assets	1,490	1,580

Total assets	$134,898	$142,111

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Revolving line of credit	$2,680	$19,472
Senior secured notes	170,000	—
Accounts payable	19,780	16,821
Accrued liabilities	4,093	3,720
Payroll and related liabilities	3,174	2,466
Accrued interest	11,614	3,002
Restructuring reserve	—	94
Current portion of capital lease obligations	44	47

Total current liabilities	211,385	45,622

Due to affiliate	40	40
Senior secured notes	—	170,000
Deferred rent	—	885
Pension liability	1,308	1,038
Capital lease obligations, less current portion	105	130
Shareholder's equity (deficit):
Common stock, $0.01 par value:
Authorized—25,000 shares
Issued and outstanding—4,210 shares	—	—
Additional paid-in-capital	18,700	18,700
Accumulated deficit	(96,482)	(94,106)
Other comprehensive loss	(158)	(198)

Total shareholder's deficit	(77,940)	(75,604)

Total liabilities and shareholder's deficit	$134,898	$142,111

See accompanying notes.

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidated Statements of Operations (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	February 23, 2002	February 24, 2001	February 23, 2002	February 24, 2001
Net sales	$81,213	$102,494	$123,588	$155,041
Cost of sales, excluding depreciation	32,821	39,097	50,313	59,542
Cost of sales, nonrecurring(1)	—	2,439	—	2,439

Total cost of sales	32,821	41,536	50,313	61,981

Gross profit	48,392	60,958	73,275	93,060
Selling, general, and administrative expenses, excluding depreciation and amortization	27,663	37,510	57,214	69,294
Depreciation and amortization expense	1,868	3,296	4,373	6,583
Amortization of goodwill and other intangibles	1,096	1,052	2,126	2,104
Share of loss in joint venture	50	16	178	105
Management fees and other fees	223	164	251	295

Operating income	17,492	18,920	9,133	14,679
Other (income) and expense:
Interest expense	4,491	4,874	9,288	9,932
Interest income	—	(3)	(5)	(3)
Other income and expense	(115)	(67)	(91)	(113)
Effect of deconsolidation of Sweet Factory Group, Inc. and subsidiaries(2)	—	—	2,258	—

Income (loss) before income taxes	13,116	14,116	(2,317)	4,863
Provision for income taxes	56	49	59	74

Net income (loss)	$13,060	$14,067	$(2,376)	$4,789

(1)
These costs relate to the manufacturing start-up of Laura Secord products.

(2)
Represents the net write-off (for financial reporting purposes) of a $19.4 million receivable due from SFG and subsidiaries, after first offsetting $17.1 million of that write-off against the Company's negative investment balance in SFG and subsidiaries.

See accompanying notes.

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	February 23, 2002	February 24, 2001	February 23, 2002	February 24, 2001
Net income (loss)	$13,060	$14,067	$(2,376)	$4,789
Other comprehensive income (loss):
Foreign currency translation adjustment	5	200	40	(49)

Comprehensive income (loss)	$13,065	$14,267	$(2,336)	$4,740

See accompanying notes.

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidated Statements of Cash Flow (Unaudited)
(In thousands)

	Six Months Ended
	February 23, 2002	February 24, 2001
OPERATING ACTIVITIES
Net income (loss)	$(2,376)	$4,789
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,499	8,687
Share of loss in joint venture	178	105
Effect of deconsolidation of Sweet Factory Group, Inc. and subsidiaries	2,258	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,268)	(6,496)
Inventories	(494)	(915)
Prepaid expenses and other current assets	(1,392)	504
Other assets	(72)	(255)
Accounts payable and accrued liabilities	18,112	4,443

Net cash provided by operating activities	19,445	10,862
INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(1,065)	(3,028)
Effect of deconsolidation of Sweet Factory Group, Inc. and subsidiaries	(336)	—

Net cash used in investing activities	(1,401)	(3,028)
FINANCING ACTIVITIES
Net repayments under revolving line of credit	(16,793)	(6,500)
Principal payments of capital lease obligations	(26)	(27)
Costs related to financing	(807)	(163)

Net cash used in financing activities	(17,626)	(6,690)
Effect of exchange rates on cash	40	(49)

Net increase in cash and cash equivalents	458	1,095
Cash and cash equivalents beginning of period	2,346	3,120

Cash and cash equivalents end of period	$2,804	$4,215

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$673	$9,950

Non-cash investing and financing activities:
Capital lease obligations recorded	$—	$132

See accompanying notes.

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Notes to Consolidated Financial Statements (Unaudited)
February 23, 2002

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

        Archibald Candy Corporation ("Archibald") and its subsidiaries (collectively, the "Company") are manufacturers and retailers of boxed chocolates and other confectionery items. The Company sells its Fannie May, Fanny Farmer and Laura Secord candies in over 440 Company-operated stores and in approximately 9,300 third-party retail outlets as well as through quantity order, mail order and fundraising programs in the United States and Canada. The Company is a wholly owned subsidiary of Fannie May Holdings, Inc. ("Holdings").

        The accompanying consolidated financial statements include the accounts of Archibald and its subsidiary, Archibald Candy (Canada) Corporation. For the periods prior to November 15, 2001, the consolidated financial statements also include the accounts of Sweet Factory Group, Inc. ("SFG") and its three subsidiaries: Sweet Factory, Inc., SF Properties, Inc. and SF Candy Company—see Note 2 below. All significant intercompany balances and transactions have been eliminated in consolidation.

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

        Results of operations for the period from August 25, 2001 to February 23, 2002 are not necessarily indicative of the results that may be achieved for the entire year.

NOTE 2. BANKRUPTCY FILING—SWEET FACTORY GROUP, INC. AND SUBSIDIARIES

        On November 15, 2001, Sweet Factory Group, Inc. ("SFG") and its three subsidiaries; Sweet Factory, Inc., SF Properties, Inc. and SF Candy Company, filed voluntary petitions in the U.S. Bankruptcy Court for the District of Delaware ("Bankruptcy Court") under Chapter 11 of the U.S. Bankruptcy Code. In connection with the bankruptcy filings, Sweet Factory, Inc. entered into a Post-Petition Credit, Security and Guaranty Agreement (the "Post-Petition Credit Agreement") with The CIT Group/Business Credit, Inc. ("CIT") and SFG, SF Properties, Inc. and SF Candy Company as guarantors. The agreement is for one year and provides for revolving loans at any time not to exceed the lesser of (1) $2.0 million and (2) a borrowing base comprised of a percentage of Sweet Factory, Inc.'s eligible inventory plus a $1.0 million overadvance, subject to certain reserves. The Post-Petition Credit Agreement is secured by first priority liens on Sweet Factory, Inc.'s accounts receivable and inventory and provides that borrowings thereunder accrue interest at a variable rate equal to the "prime rate" announced from time to time by J.P. Morgan Chase & Co., plus 1.5%. The Company and Archibald Candy (Canada) Corporation have guaranteed all obligations of Sweet Factory, Inc. under the Post-Petition Credit Agreement. Sweet Factory, Inc. is required to pay fees in connection with the Post-Petition Credit Agreement. On March 4, 2002, SFG and its subsidiaries filed a Plan of Reorganization with the Bankruptcy Court. A confirmation hearing is scheduled for May 24, 2002.

        SFG and its subsidiaries' financial results are included in the Company's consolidated results through November 15, 2001. Accounting principles generally accepted in the United States generally require that any entity that files for protection under the U.S. Bankruptcy Code whose financial statements were previously consolidated with those of its parent must be prospectively deconsolidated from the parent with the investment accounted for using the cost method. The effects on the Company's balance sheet of this deconsolidation and use of the cost method are that: (i) the Company's investment in SFG is included as a single amount and (ii) the Company's receivable from SFG is no longer eliminated. The effect on the Company's income statement is that beginning November 15, 2001, the SFG operating results are not included in the consolidated results. At November 15, 2001, the Company's investment in SFG was a negative $17.1 million, and the receivable had a balance of $19.4 million. Because of SFG's and its subsidiaries' bankruptcies, it was determined that the receivable should be reserved for financial reporting purposes. That write-off was first netted against the negative investment balance, with the remaining $2.3 million recorded as a non-operating expense.

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

        Following are the condensed consolidated statements of operations and balance sheet data for SFG and its subsidiaries (in thousands):

	For the quarter ended Feb. 23, 2002	For the quarter ended Feb. 24, 2001	For the period of Aug. 26, 2001 thru Nov. 15, 2001	For the six months ended Feb. 23, 2002	For the six months ended Feb. 24, 2001
Net sales	$9,619	$19,513	$8,867	$19,554	$33,512
Operating loss	(372)	(513)	(3,172)	(4,014)	(2,823)
Loss before income taxes	(380)	(513)	(3,175)	(4,025)	(2,825)
Net loss	(377)	(520)	(3,178)	(4,025)	(2,834)

        Operating loss includes restructuring expenses of $35 and $910 for the quarter and year-to-date periods ended February 23, 2002, respectively.

	Feb. 23, 2002	Nov. 15, 2001	Aug. 25, 2001
Current assets	$3,042	$2,620	$4,174
Property, plant and equipment	4,737	5,316	5,699
Other assets	791	772	892

Total assets	$8,570	$8,708	$10,765
Current liabilities	$6,685	$6,079	$4,069
Payable to Archibald Candy Corporation	19,544	19,383	19,761
Other liabilities	313	371	885
Total stockholder's deficit	(17,972)	(17,125)	(13,950)

Total liabilities & stockholder's deficit	$8,570	$8,708	$10,765

        Following are the condensed pro forma consolidated statement of operations and balance sheet data of the Company, assuming the deconsolidation of SFG and its subsidiaries (in thousands):

	For the quarter ended Feb. 24, 2001	For the six months ended Feb. 23, 2002	For the six months ended Feb. 24, 2001
Net sales	$82,981	$114,721	$121,529
Operating income	19,433	12,305	17,503
Income before income taxes	14,629	858	7,688
Net income	14,587	802	7,623

August 25, 2001
Current assets	$34,598
Property, plant and equipment	28,699
Investment in and amounts due from SFG	5,811
Other assets	68,050

Total assets	$137,158
Current liabilities	$41,553
Other liabilities	171,209
Total stockholder's deficit	(75,604)

Total liabilities & stockholder's deficit	$137,158

NOTE 3. INVENTORIES

        Inventories at February 23, 2002 and August 25, 2001 are comprised of the following:

	February 23, 2002	August 25, 2001
Raw materials	$13,943	$12,901
Work in process	205	225
Finished goods	15,999	18,714

	$30,147	$31,840

NOTE 4. DEBT AND LIQUIDITY

        Archibald has not made the approximately $8.7 million interest payment that was due on January 2, 2002 on its outstanding $170 million of 10 1/4% senior secured notes due 2004 (the "Senior Notes"), however, Archibald has entered into a forbearance agreement (the "Noteholders' Forbearance Agreement") with holders (the "Consenting Holders") of approximately 88% in aggregate face amount of the Senior Notes. The Senior Notes have been classified as current on Archibald's balance sheet.

        Pursuant to the Noteholders' Forbearance Agreement, the Consenting Holders have agreed to forbear until April 30, 2002 (the "Noteholders' Forbearance Period") from exercising their rights under the Senior Notes, the indenture pursuant to which the Senior Notes have been issued (the "Indenture") and applicable law resulting from Archibald's failure to make the approximately $8.7 million interest payment on the Senior Notes that was due on January 2, 2002. The Noteholders' Forbearance Period may be terminated prior to April 30, 2002 if any of the following occurs (other than if due to the Consenting Holders' breach of their obligations under the Noteholders' Forbearance Agreement): (1) any other event of default under the Indenture, (2) the termination of Archibald's forbearance agreement (the "CIT Forbearance Agreement") with The CIT Group/Business Credit, Inc. ("CIT"), the agent and sole lender under Archibald's revolving credit facility (the "CIT Facility"), (3) the termination of Holdings' forbearance agreement (the "Senior Preferred Forbearance Agreement") with the holders of its senior preferred stock (the "Senior Preferred Holders"), (4) any acceleration of the principal and interest under the Senior Notes, (5) any payment or distribution by Archibald to the holders of Holdings' preferred stock or to Holdings for payment to the holders of its preferred stock, (6) any election by the Senior Preferred Holders of a director having 51% of the total voting power of Holdings' Board of Directors or (7) a breach of any representation, warranty or covenant in the Noteholders' Forbearance Agreement.

        Archibald originally entered into the CIT Forbearance Agreement as of December 31, 2001 because (1) Archibald had failed, or expected to fail, to satisfy certain financial covenants in the CIT Facility that required, Archibald to meet minimum levels of net earnings, before interest, income taxes, depreciation and amortization, and net cash flow for periods ending in November and December 2001 and February 2002 and (2) Archibald expected to fail to make the January 2002 interest payment on the Senior Notes. Pursuant to subsequent amendments to the CIT Forbearance Agreement, CIT also agreed to forbear from exercising its rights with respect to certain additional covenant defaults by Archibald under the CIT Facility. CIT has extended the forbearance period under the CIT Forbearance Agreement (the "CIT Forbearance Period") beyond March 1, 2002, its originally scheduled expiration date, until April 30, 2002. Pursuant to the CIT Forbearance Agreement, CIT has allowed Archibald to continue to request borrowings under the CIT Facility for working capital needs, but not in excess of the lesser of a certain specified limit and a borrowing base comprised of a percentage of the eligible accounts receivable and eligible inventory of Archibald and its Canadian subsidiary, Archibald Candy (Canada) Corporation. During the CIT Forbearance Period, Archibald's management expects that Archibald will have sufficient availability under the CIT Facility to meet its working capital needs as they become due; however, there can be no assurance that this will be the case. The CIT Forbearance Period may be terminated prior to April 30, 2002 if any of the following occurs: (1) any acceleration of the Senior Notes, (2) any payment on account of the Senior Notes or Holdings' preferred stock, (3) any other event of default under the CIT Facility or (4) a breach of any representation, warranty or covenant in the CIT Forbearance Agreement.

        Pursuant to the Senior Preferred Forbearance Agreement, the Senior Preferred Holders have agreed to forbear until April 30, 2002 (the "Senior Preferred Forbearance Period") from exercising their right to elect a director to Holdings' Board of Directors who would have 51% of the total voting power of Holdings' Board of Directors and from exercising any other right or remedies that they may have as a result of Holdings' failure to make the $3.0 million redemption payment required to be made by it to the Senior Preferred Holders on January 15, 2002 and the $10.5 million in aggregate of remaining redemption payments that automatically accelerated as a result thereof. The Senior Preferred Forbearance Period may be terminated prior to April 30, 2002 if any of the following occurs (other than if due to the Senior Preferred Holders' breach of their obligations under the Senior Preferred Forbearance Agreement): (1) the termination of the CIT Forbearance Agreement, (2) the termination of the Noteholders' Forbearance Agreement or (3) a breach by Holdings of any representation, warranty or covenant in the Senior Preferred Forbearance Agreement. Pursuant to the Senior Preferred Forbearance Agreement, Holdings also has granted to the Senior Preferred Holders the right to designate an individual who is entitled to observe all meetings of the Boards of Directors of Holdings, Archibald and its subsidiaries.

        Archibald is continuing discussions with the holders of the Senior Notes, CIT, Holdings' significant stockholders and investment advisors on an overall capital restructuring, including, among other things (1) a restructuring of the Senior Notes through debt for equity exchanges or conversions or repurchases or acquisitions of the Senior Notes on discounted terms, (2) new equity and/or debt from unaffiliated third parties and/or affiliates of Archibald or its directors and officers, (3) extensions of the forbearance periods under the Noteholders' Forbearance Agreement, the CIT Forbearance Agreement and the Senior Preferred Forbearance Agreement or (4) combinations of the foregoing. Archibald has not received any commitments or agreements with respect to any new sources of equity or debt, and there can be no assurance that any such financing will be obtained, particularly if the Senior Notes are not restructured on a satisfactory basis. There can be no assurance that Archibald will succeed in a restructuring on a timely basis or that the terms and conditions of a restructuring would be favorable to Archibald.

        In addition to the Senior Preferred Stock, Holdings also has the two following classes of junior preferred stock: Junior Class A PIK Preferred Stock and Junior Class B PIK Preferred Stock. The

Junior Class A PIK Preferred Stock and the Junior Class B PIK Preferred Stock were issued in 1991 in the original face amount of $7.0 million and $0.7 million, respectively. As of February 23, 2002, affiliates of TCW Capital owned approximately 64% of the Junior Class A PIK Preferred Stock and affiliates (or parties advised by such affiliates) of The Jordan Company owned approximately 36% of the Junior Class A PIK Preferred Stock and approximately 80% of the Junior Class B PIK Preferred Stock.

        In connection with Archibald entering into the CIT Facility, Holdings entered into agreements with the holders of the Junior Class A PIK Preferred Stock and the Junior Class B Preferred Stock extending the mandatory redemption date for each such class of preferred stock from November 1, 2001 to March 15, 2006. The redemption value of the Junior Class A PIK Preferred Stock and the Junior Class B PIK Preferred Stock on March 15, 2006 will be approximately $21.2 million and $2.1 million, respectively. The holders of Junior Class A PIK Preferred Stock also have agreed to extend from January 1, 2000 to June 30, 2003 the date on which they have the right to put to Holdings their common stock. In the event that Holdings does not redeem all of the common stock and preferred stock owned by affiliates of TCW Capital within 90 days of any exercise of this put right, affiliates of TCW Capital have the right to take control of a majority of the voting power of Holdings' Board of Directors for purposes of effecting a sale of Holdings.

NOTE 5.    INCOME TAXES

        The provision for income taxes differs from the amount of income tax benefit computed by applying the United States federal income tax rate due to the benefit of the net operating losses that were not recognized in prior periods.

NOTE 6.    GUARANTOR SUBSIDIARIES

        The Company's obligations under the Senior Notes are fully and unconditionally guaranteed on a senior secured, joint and several basis by each of the Company's subsidiaries (collectively, the "Guarantor Subsidiaries"). The Company, directly or indirectly, wholly owns each of the Guarantor Subsidiaries. None of Archibald's subsidiaries is subject to any restriction on its ability to pay dividends or make distributions to Archibald. The following consolidating financial information illustrates the composition of Archibald and the Guarantor Subsidiaries as of and for certain dates and periods. Separate financial statements of the respective Guarantor Subsidiaries have not been provided because Archibald's management has determined that such additional information would not be useful in assessing the financial composition of the Guarantor Subsidiaries.

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidating Balance Sheet
As of February 23, 2002
(Unaudited)
(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries(a)	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,302	$502	$—	$2,804
Accounts receivables, net	3,790	930	—	4,720
Inventories	26,236	3,911	—	30,147
Prepaids and other current assets	3,752	358	—	4,110

Total current assets	36,080	5,701	—	41,781
Property, plant, and equipment, net	17,178	8,915	—	26,093
Intercompany	16,719	487	—	17,206
Investment in subsidiaries	(4,109)	—	(13,016)	(17,125)
Other assets	64,836	2,107	—	66,943

Total assets	$130,704	$17,210	$(13,016)	$134,898
Liabilities and shareholder's equity (deficit)
Current liabilities:
Revolving line of credit	$2,680	$—	$—	$2,680
Senior secured notes	170,000	—	—	170,000
Accounts payable	17,866	1,914	—	19,780
Other current liabilities	16,906	2,019	—	18,925

Total current liabilities	207,452	3,933	—	211,385
Other noncurrent liabilities	1,453	9,303	(9,303)	1,453
Total shareholder's equity (deficit)	(78,201)	3,974	(3,713)	(77,940)

Total liabilities and shareholder's equity (deficit)	$130,704	$17,210	$(13,016)	$134,898

(a)
This column does not include the balances of SFG and subsidiaries beginning November 15, 2001 due to their deconsolidation for financial reporting purposes. SFG and its subsidiaries, however, continue to be guarantors on the Senior Notes. Refer to Note 2 for financial information on SFG and its subsidiaries since their deconsolidation.

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

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidating Statement of Operations for the Three Months Ended February 23, 2002
(Unaudited)
(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries(a)	Eliminations	Consolidated
Net sales	$61,919	$19,294	$—	$81,213
Cost of sales, excluding depreciation	23,735	9,086	—	32,821

Gross profit	38,184	10,208	—	48,392
Selling, general, and administrative expenses excluding depreciation and amortization	20,858	6,805	—	27,663
Depreciation and amortization expense	1,513	355	—	1,868
Amortization of goodwill and other intangibles	1,096	—	—	1,096
Share of loss in joint venture	—	50	—	50
Management fees and other fees	223	—	—	223

Operating income	14,494	2,998	—	17,492
Other (income) expense:
Interest expense	4,491	195	(195)	4,491
Interest income	(195)	—	195	—
Other income and expenses	(72)	(43)	—	(115)
Equity in earnings of subsidiaries	(2,794)	—	2,794	—

Income before income taxes	13,064	2,846	(2,794)	13,116
Provision for income taxes	4	52	—	56

Net income	$13,060	$2,794	$(2,794)	$13,060

(a)
This column does not include the balances of SFG and subsidiaries beginning November 15, 2001 due to their deconsolidation for financial reporting purposes. SFG and its subsidiaries, however, continue to be guarantors on the Senior Notes. Refer to Note 2 for financial information on SFG and its subsidiaries since their deconsolidation.

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidating Statement of Operations for the Six Months Ended February 23, 2002
(Unaudited)
(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries(a)	Eliminations	Consolidated
Net sales	$86,195	$37,393	$—	$123,588
Cost of sales, excluding depreciation	33,724	16,589	—	50,313

Gross profit	52,471	20,804	—	73,275
Selling, general, and administrative expenses excluding depreciation and amortization	36,124	21,090	—	57,214
Depreciation and amortization expense	3,221	1,152	—	4,373
Amortization of goodwill and other intangibles	2,109	17	—	2,126
Share of loss in joint venture	—	178	—	178
Management fees and other fees	251	—	—	251

Operating income (loss)	10,766	(1,633)	—	9,133
Other (income) expense:
Interest expense	9,285	393	(390)	9,288
Interest income	(395)	—	390	(5)
Other income and expenses	(115)	24	—	(91)
Effect of deconsolidation of Sweet Factory Group, Inc. and subsidiaries
Intercompany Sweet Factory write-off	2,258	—	—	2,258
Equity in loss of subsidiaries	2,105	—	(2,105)	—

Loss before income taxes	(2,372)	(2,050)	2,105	(2,317)
Provision for income taxes	4	55	—	59

Net loss	$(2,376)	$(2,105)	$2,105	$(2,376)

(a)
This column does not include the balances of SFG and subsidiaries beginning November 15, 2001 due to their deconsolidation for financial reporting purposes. SFG and its subsidiaries, however, continue to be guarantors on the Senior Notes. Refer to Note 2 for financial information on SFG and its subsidiaries since their deconsolidation.

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidating Statement of Operations for the Three Months Ended February 24, 2001
(Unaudited)
(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$62,219	$40,275	$—	$102,494
Cost of sales, excluding depreciation	20,947	18,150	—	39,097
Cost of sales, nonrecurring	2,439	—	—	2,439

Total cost of sales	23,386	18,150	—	41,536
Selling, general, and administrative expenses excluding depreciation and amortization	19,369	18,141	—	37,510
Depreciation and amortization expense	1,780	1,516	—	3,296
Amortization of goodwill and other intangibles	963	89	—	1,052
Share of loss in joint venture	—	16	—	16
Management fees and other fees	(31)	195	—	164

Operating income	16,752	2,168	—	18,920
Other (income) expense:
Interest expense	4,872	197	(195)	4,874
Interest income	(197)	(1)	195	(3)
Other income and expenses	(67)	—	—	(67)
Equity in income of subsidiaries	(1,965)	—	1,965	—
Income (loss) before income taxes	14,109	1,972	(1,965)	14,116
Provision for income taxes	42	7	—	49

Net income (loss)	$14,067	$1,965	$(1,965)	$14,067

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidated Statements of Cash Flows for the Six Months Ended February 24, 2001
(Unaudited)
(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$91,526	$63,515	$—	$155,041
Cost of sales, excluding depreciation	32,876	26,666	—	59,542
Cost of sales, nonrecurring	2,439	—	—	2,439

Total cost of sales	35,315	26,666	—	61,981
Selling, general, and administrative expenses excluding depreciation and amortization	35,111	34,183	—	69,294
Depreciation and amortization expense	3,560	3,023	—	6,583
Amortization of goodwill and other intangibles	1,926	178	—	2,104
Share of loss in joint venture	—	105	—	105
Management fees and other fees	9	286	—	295
Operating income	15,605	(926)	—	14,679
Other (income) expense:
Interest expense	9,927	410	(405)	9,932
Interest income	(407)	(1)	405	(3)
Other income and expenses	(112)	(1)	—	(113)
Equity in income of subsidiaries	1,343	—	(1,343)	—

Income (loss) before income taxes	4,854	(1,334)	1,343	4,863
Provision for income taxes	65	9	—	74

Net income (loss)	$4,789	$(1,343)	$1,343	$4,789

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidated Statements of Cash Flows for the Six Months Ended February 23, 2002
(Unaudited)
(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries(a)	Eliminations	Consolidated
OPERATING ACTIVITIES
Net loss	$(2,376)	$(2,105)	$2,105	$(2,376)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	5,330	1,169	—	6,499
Equity in loss of subsidiaries	—	—	—	—
Share of loss in joint venture	—	178	—	178
Effect of deconsolidation of Sweet Factory Group, Inc. and subsidiaries	2,258	—	—	2,258
Changes in operating assets and liabilities:
Accounts receivables, net	(2,440)	(828)	—	(3,268)
Inventories	179	(673)	—	(494)
Prepaid expenses and other current assets	(1,808)	416	—	(1,392)
Intercompany	2,101	4	(2,105)	—
Other assets	(37)	(35)	—	(72)
Accounts payable and accrued liabilities	16,184	1,928	—	18,112

Net cash provided by operating activities	19,391	54	—	19,445
INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(579)	(486)	—	(1,065)
Impact of deconsolidation of Sweet Factory Group, Inc. and subsidiaries	—	(336)	—	(336)

Net cash used in investing activities	(579)	(822)	—	(1,401)
FINANCING ACTIVITIES
Net repayments under revolving line of credit	(16,793)	—	—	(16,793)
Principal payments of capital lease obligations	(26)	—	—	(26)
Costs related to refinancing	(807)	—	—	(807)

Net cash provided by financing activities	(17,626)	—	—	(17,626)
Effect of exchange rates on cash	—	40	—	40

Net increase (decrease) in cash and cash equivalents	1,186	(728)	—	458
Cash and cash equivalents beginning of period	1,116	1,230	—	2,346

Cash and cash equivalents end of period	$2,302	$502	$—	$2,804

(a)
This column does not include the balances of SFG and subsidiaries beginning November 15, 2001 due to their deconsolidation for financial reporting purposes. SFG and its subsidiaries, however, continue to be guarantors on the Senior Notes. Refer to Note 2 for financial information on SFG and its subsidiaries since their deconsolidation.

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidated Statements of Cash Flows for the Six Months Ended February 24, 2001
(Unaudited)
(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income (loss)	$4,789	$(1,343)	$1,343	$4,789
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	5,486	3,201	—	8,687
Equity in loss of subsidiaries	1,343	—	(1,343)	—
Share of loss in joint venture	—	105	—	105
Changes in operating assets and liabilities:
Accounts receivables, net	(5,680)	(816)	—	(6,496)
Inventories	1,593	(2,508)	—	(915)
Prepaid expenses and other current assets	(57)	561	—	504
Intercompany	(2,592)	2,592	—	—
Other assets	(255)	—	—	(255)
Accounts payable and accrued liabilities	6,068	(1,625)	—	4,443

Net cash provided by (used in) operating activities	10,695	167	—	10,862
INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(2,432)	(596)	—	(3,028)

Net cash used in investing activities	(2,432)	(596)	—	(3,028)
FINANCING ACTIVITIES
Net borrowings under revolving line of credit	(6,500)	—	—	(6,500)
Principal payments of capital lease obligations	(19)	(8)	—	(27)
Costs related to refinancing	(163)	—	—	(163)

Net cash provided by (used in) financing activities	(6,682)	(8)	—	(6,690)
Effect of exchange rates on cash	—	(49)	—	(49)

Net increase in cash and cash equivalents	1,581	(486)	—	1,095
Cash and cash equivalents beginning of period	800	2,320	—	3,120

Cash and cash equivalents end of period	$2,381	$1,834	$—	$4,215

NOTE 7. NEW ACCOUNTING PRONOUNCEMENTS

        In July 2001, the FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires the use of non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful life. Under this approach, goodwill and intangibles will not be amortized, but will periodically be reviewed for impairment and expensed against earnings only in periods in which the recorded value exceeds the fair value. The Company is currently evaluating the potential effects of the implementation of these new standards.

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

THREE MONTHS ENDED FEBRUARY 23, 2002 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 24, 2001.

        NET SALES. Consolidated sales for the three months ended February 23, 2002 were $81.2 million, a decrease of $21.3 million, or 20.8%, from $102.5 million for the three months ended February 24, 2001. The bankruptcy filing and subsequent deconsolidation of Sweet Factory accounted for $19.5 million of the decline. Company-operated retail sales excluding Sweet Factory for the three months ended February 23, 2002 were $59.2 million, a decrease of $2.7 million, or 4.4%, from $61.9 million for the three months ended February 24, 2001. Same store sales decreased 2.3% for Fannie May/Fanny Farmer and 3.7% (0.4% increase in Canadian Dollars) for Laura Secord primarily due to a weak retail environment during the Christmas and Valentine's Day holiday periods. Sales through the Company's third-party retail outlets and non-retail distribution channels increased $0.9 million, or 4.3%, to $22.0 million for the three months ended February 23, 2002 from $21.1 million for the three months ended February 24, 2001. The increase was due primarily to higher third-party retail sales to our national chain accounts.

        GROSS PROFIT. Gross profit for the three months ended February 23, 2002 was $48.4 million, a decrease of $12.6 million, or 20.7%, from $61.0 million for the three months ended February 24, 2001. Gross profit in the prior year included $11.7 million related to Sweet Factory and a reduction of $2.4 million associated with costs related to the manufacturing start-up of the Laura Secord products beginning in September 2000. After giving effect to these items, gross profit dollars declined $3.3 million versus the prior year, which was primarily due to lower sales negatively impacting margins $1.1 million; a change in the mix of outside purchased products sold increasing costs $0.9 million; an increase in inventory shrinkage at Laura Secord of $0.9 million, which such similar costs were recorded in the second half of the prior year upon a physical inventory count; and an increase of $0.3 million related to higher purchase costs at Laura Secord as a result of the decline of the value of the Canadian dollar versus the U.S dollar.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $27.7 million for the three months ended February 23, 2002, a decrease of $9.8 million, or 26.1%, from $37.5 million for the three months ended February 24, 2001. SG&A expenses, excluding Sweet Factory, were $27.7 million for the three months ended February 23, 2002, an increase of $1.2 million or 4.5%, from $26.5 million for the three months ended February 24, 2002. This increase was primarily due to a higher healthcare accrual and increased wrapping costs of which such similar costs were recorded in the second half of the prior year upon a physical inventory count.

        EBITDA.    Earnings before interest, income taxes, depreciation and amortization (EBITDA), excluding the effect of the deconsolidation of Sweet Factory was $20.6 million for the three months ended February 23, 2002, as compared to $25.0 million for the three months ended February 24, 2001, excluding the manufacturing start-up costs of $2.4 million and the effect of the deconsolidation of Sweet Factory of $0.7 million. This decrease is primarily due to lower sales, a change in the mix of outside purchased products sold, the timing of Laura Secord inventory shrinkage, and higher healthcare and wrapping costs, as discussed above.

        OPERATING INCOME.    Operating income was $17.5 million for the three months ended February 23, 2002, a decrease of $1.4 million from income of $18.9 million for the three months ended February 24, 2001. The decrease in operating income was due primarily to the decline in sales, an increase in other costs described above and the deconsolidation of Sweet Factory, which had an operating loss of $0.5 million in the prior year.

        NET INCOME. Net income for the three months ended February 23, 2002 was $13.1 million, a decrease of $1.0 million from $14.1 million for the three months ended February 24, 2001.

SIX MONTHS ENDED FEBRUARY 23, 2002 COMPARED TO THE SIX MONTHS ENDED FEBRUARY 24, 2001

        NET SALES. Consolidated sales for the six months ended February 23, 2002 were $123.6 million, a decrease of $31.4 million, or 20.3%, from $155.0 million for the six months ended February 24, 2001. Company-operated retail sales for the six months ended February 23, 2002 were $90.6, a decrease of $29.2 million, or 24.4%, from $119.8 million for the six months ended February 24, 2001. This decrease was due primarily to the bankruptcy filing of Sweet Factory and subsequent deconsolidation, the ongoing closing of Sweet Factory stores, and decline in Sweet Factory same store sales, which accounted for $24.6 million of the decline. Same store sales decreased 3.0% for Fannie May/Fanny Farmer and 4.1% (0.3% increase in Canadian Dollars) for Laura Secord. Sales through the Company's third-party retail outlets and non-retail distribution channels decreased $2.2 million to $33.0 million for the six months ended February 23, 2002, from $35.2 million for the six months ended February 24, 2001. The decrease was primarily due to lower fundraising sales, partially offset by increased third-party sales.

        GROSS PROFIT. Gross profit for the six months ended February 23, 2002 was $73.3 million, a decrease of $19.8 million, or 21.3%, from $93.1 million for the six months ended February 24, 2001. Gross profit, excluding Sweet Factory and $2.4 million in the prior year associated with costs related to the manufacturing start-up of the Laura Secord products in September 2000, for the six months ended February 23, 2002 was $67.8 million, a decrease of $6.7 million or 8.9%, from $74.5 million. The decrease in gross profit dollars was primarily due to lower sales which negatively impacted gross profit $4.2 million; a change in the mix of outside purchased products sold increasing costs of $1.4 million; an increase in inventory shrinkage at Laura Secord of $1.5 million, which such similar costs were recorded in the second half of the prior year upon a physical inventory count; and an increase of $0.5 million related to higher purchase costs at Laura Secord as a result of the decline in the value of the Canadian dollar versus the U.S. dollar.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $57.2 million for the six months ended February 23, 2002, a decrease of $12.1 million, or 17.5%, from $69.3 million for the six months ended February 24, 2001. SG&A expenses, excluding Sweet Factory, were $49.0 million for the six months ended February 23, 2002, an increase of $1.0 million, or 2.1%, from $48.0 million for the six months ended February 24, 2001. The increase was primarily due to a higher healthcare accrual and increased wrapping costs of which such similar costs were recorded in the second half of the prior year from a physical inventory count partially offset by other cost savings.

        OTHER (INCOME) AND EXPENSES. Included in other expenses is a charge of $2.3 million associated with the net write-off (for financial reporting purposes) due to SFG's bankruptcy of a $19.4 million receivable due from SFG and subsidiaries, after first offsetting $17.1 million of that write-off against the Company's negative investment balance in SFG and its subsidiaries.

        EBITDA. Earnings before interest, income taxes, depreciation, and amortization (EBITDA), excluding the effect of deconsolidation of Sweet Factory of $2.3 million and the Sweet Factory EBITDA loss of $2.7 million was $18.5 million for the six months ended February 23, 2002, as compared to $26.3 million for the six months ended February 24, 2001, excluding manufacturing start-up costs of $2.4 million and the Sweet Factory EBITDA loss of $0.4 million. This decrease is primarily due to lower sales, and higher outside purchased product costs and the timing of Laura Secord packaging costs and inventory shrinkage; and higher healthcare and wrapping costs as discussed above.

        OPERATING INCOME. Operating income was $9.1 million for the six months ended February 23, 2002, a decrease of $5.6 million from income of $14.7 million for the six months ended February 24, 2001. Operating income was $12.3 million for the six months ended February 23, 2002, excluding Sweet Factory, a decrease of $7.6 million from operating income of $19.9 million for the six months ended February 24, 2001, excluding manufacturing start-up costs and Sweet Factory. The decrease was primarily due to the decline in sales and increase in costs described above.

        NET INCOME (LOSS). Net loss for the six months ended February 23, 2002 was $2.4 million, a decrease of $7.2 million from net income of $4.8 million for the six months ended February 24, 2001. The net loss for the six months ended February 23, 2002 includes the effect of the deconsolidation of Sweet Factory of $2.3 million.

EFFECT OF BANKRUPTCY FILING

        On November 15, 2001, Sweet Factory Group, Inc. ("SFG") and its three subsidiaries; Sweet Factory, Inc., SF Properties, Inc. and SF Candy Company, filed voluntary petitions in the U.S. Bankruptcy Court for the District of Delaware ("Bankruptcy Court") under Chapter 11 of the U.S. Bankruptcy Code. In connection with the bankruptcy filings, Sweet Factory, Inc. entered into a Post-Petition Credit, Security and Guaranty Agreement (the "Post-Petition Credit Agreement") with The CIT Group/Business Credit, Inc. and SFG, SF Properties, Inc. and SF Candy

        Company as guarantors. The agreement is for one year and provides for revolving loans at any time not to exceed the lesser of (1) $2.0 million and (2) a borrowing base comprised of a percentage of Sweet Factory, Inc.'s eligible inventory plus a $1.0 million overadvance, subject to certain reserves. The Post-Petition Credit Agreement is secured by first priority liens on Sweet Factory, Inc.'s accounts receivable and inventory and provides that borrowings thereunder accrue interest at a variable rate equal to the "prime rate" announced from time to time by J.P. Morgan Chase & Co., plus 1.5%. The Company and Archibald Candy (Canada) Corporation have guaranteed all obligations of Sweet Factory, Inc. under the Post-Petition Credit Agreement. Sweet Factory, Inc. is required to pay fees in connection with the Post-Petition Credit Agreement. On March 4, 2002, SFG and its subsidiaries filed a Plan of Reorganization with the Bankruptcy Court. A confirmation hearing is scheduled for May 24, 2002.

        SFG and its subsidiaries' financial results are included in the Company's consolidated results through November 15, 2001. Accounting principles generally accepted in the United States generally require that any entity that files for protection under the U.S. Bankruptcy Code whose financial statements were previously consolidated with those of its parent must be prospectively deconsolidated from the parent with the investment accounted for using the cost method. The effects on the Company's balance sheet of this deconsolidation and use of the cost method are that: (i) the Company's investment in SFG is included as a single amount and (ii) the Company's receivable from SFG is no longer eliminated. The effect on the Company's income statement is that beginning

November 15, 2001, the SFG operating results are not included in the consolidated results. At November 15, 2001, the Company's investment in SFG was a negative $17.1 million, and the receivable had a balance of $19.4 million. Because of SFG's and its subsidiaries' bankruptcies, it was determined that the receivable should be reserved for financial reporting purposes. That write-off was first netted against the negative investment balance, with the remaining $1.3 million recorded as a non-operating expense.

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

        Following are the condensed consolidated statements of operations and balance sheet data for SFG and its subsidiaries (in thousands):

	For the quarter ended Feb. 23, 2002	For the quarter ended Feb. 24, 2001	For the period of Aug. 26, 2001 thru Nov. 15, 2001	For the six months ended Feb. 23, 2002	For the six months ended Feb. 24, 2001
Net sales	$9,619	$19,513	$8,867	$19,554	$33,512
Operating loss	(372)	(513)	(3,172)	(4,014)	(2,823)
Loss before income taxes	(380)	(513)	(3,175)	(4,025)	(2,825)
Net loss	(377)	(520)	(3,178)	(4,025)	(2,834)

        Operating loss includes restructuring expenses of $35 and $910 for the quarter and year-to-date periods ended February 23, 2002, respectively.

	Feb. 23, 2002	Nov 15, 2001	Aug. 25, 2001
Current assets	$3,042	$2,620	$4,174
Property, plant and equipment	4,737	5,316	5,699
Other assets	791	772	892

Total assets	$8,570	$8,708	$10,765
Current liabilities	$6,685	$6,079	$4,069
Payable to Archibald Candy Corporation	19,544	19,383	19,761
Other liabilities	313	371	885
Total stockholder's deficit	(17,972)	(17,125)	(13,950)

Total liabilities & stockholder's deficit	$8,570	$8,708	$10,765

        Following are the condensed pro forma consolidated statement of operations and balance sheet data of the Company, assuming the deconsolidation of SFG and its subsidiaries (in thousands):

	For the quarter ended Feb. 24, 2001	For the six months ended Feb. 23, 2002	For the six months ended Feb. 24, 2001
Net sales	$82,981	$114,721	$121,529
Operating income	19,433	12,305	17,503
Income before income taxes	14,629	858	7,688
Net income	14,587	802	7,623
August 25, 2001
Current assets	$34,598
Property, plant and equipment	28,699
Investment in and amounts due from SFG	5,811
Other assets	68,050

Total assets	$137,158
Current liabilities	$41,553
Other liabilities	171,209
Total stockholder's deficit	(75,604)

Total liabilities & stockholder's deficit	$137,158

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities was $19.4 million for the six months ended February 23, 2002 compared to $10.9 million for the six months ended February 24, 2001. The increase in net cash provided by operating activities was due primarily to the non-payment of the interest due on the senior secured notes on January 2, 2002 totaling $8.7 million and an increase in accounts payable, offset by a decline in net income. Net loss was $2.4 million for the six months ended February 23, 2002 compared to net income of $4.8 million for the six months ended February 24, 2001. Net loss included non-cash depreciation and amortization charges of $6.5 million for the six months ended February 23, 2002 and $8.7 million for the six months ended February 24, 2001. Net loss also included a $2.3 million non-cash charge associated with the deconsolidation of Sweet Factory due to the bankruptcy filing.

        Net cash used in investing activities decreased to $1.4 million for the six months ended February 23, 2002 from $3.0 million for the six months ended February 24, 2001 due to lower capital expenditures.

        Net cash used in financing activities was $17.6 million for the six months ended February 23, 2002 compared to $6.7 million for the six months ended February 24, 2001 due to the repayment of borrowings under our line of credit.

        The CIT Facility provides that borrowings thereunder accrue interest at a variable rate equal to the "prime rate" announced from time to time by JP Morgan Chase & Co., plus 1.0%. The Company is required to pay fees in connection with the CIT Facility.

        The CIT Group/Business Credit, Inc. ("CIT"), the agent and sole lender under Archibald's Revolving credit facility ("The CIT Facility"), agreed to overadvances under the CIT Facility in an aggregate amount of not more than $3.0 million, which expired on October 3, 2001. On October 3, 2001, the Company and CIT entered into an Overadvance Agreement and First Amendment to Financing Agreement pursuant to which CIT agreed to provide a $5.0 million overadvance to the Company, which expired on December 28, 2001. In connection with the Overadvance Agreement and

First Amendment to Financing Agreement, those stockholders of Holdings who are (or who are advised by) affiliates of The Jordan Company entered into a Participation Agreement pursuant to which such stockholders agreed to purchase from CIT a last-out participation in any overadvance under the CIT Facility. The aggregate amount of the participation was equal to the lesser of (1) $2.5 million or (2) 50% of the amount of the outstanding overadvance, if any, under the CIT Facility at the time of the participation. The participating stockholders were required to purchase the participation on the earlier of (a) December 28, 2001, or (b) if all amounts due under the CIT Facility were accelerated, on the fifth business day following notice by CIT but, in each case, only if any overadvance was outstanding on the purchase date. The Participation Agreement expired on December 28, 2001 with no participant having been required to purchase any participation thereunder.

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

        Archibald has not made the approximately $8.7 million interest payment that was due on January 2, 2002 on its outstanding $170 million of 10 1/4% senior secured notes due 2004 (the "Senior Notes"), however, Archibald has entered into a forbearance agreement (the "Noteholders' Forbearance Agreement") with holders (the "Consenting Holders") of approximately 88% in aggregate face amount of the Senior Notes. The Senior Notes have been classified as current on Archibald's balance sheet.

        Pursuant to the Noteholders' Forbearance Agreement, the Consenting Holders have agreed to forbear until April 30, 2002 (the "Noteholders' Forbearance Period") from exercising their rights under the Senior Notes, the indenture pursuant to which the Senior Notes have been issued (the "Indenture") and applicable law resulting from Archibald's failure to make the approximately $8.7 million interest payment on the Senior Notes that was due on January 2, 2002. The Noteholders' Forbearance Period may be terminated prior to April 30, 2002 if any of the following occurs (other than if due to the Consenting Holders' breach of their obligations under the Noteholders' Forbearance Agreement): (1) any other event of default under the Indenture, (2) the termination of Archibald's forbearance agreement (the "CIT Forbearance Agreement") with The CIT Group/Business Credit, Inc. ("CIT), the agent and sole lender under Archibald's revolving credit facility (the "CIT Facility"), (3) the termination of Holdings' forbearance agreement (the "Senior Preferred Forbearance Agreement") with the holders of its senior preferred stock (the "Senior Preferred Holders"), (4) any acceleration of the principal and interest under the Senior Notes, (5) any payment or distribution by Archibald to the holders of Holdings' preferred stock or to Holdings for payment to the holders of its preferred stock, (6) any election by the Senior Preferred Holders of a director having 51% of the total voting power of Holdings' Board of Directors or (7) a breach of any representation, warranty or covenant in the Noteholders' Forbearance Agreement.

        Archibald originally entered into the CIT Forbearance Agreement as of December 31, 2001 because (1) Archibald had failed, or expected to fail, to satisfy certain financial covenants in the CIT Facility that required Archibald to meet minimum levels of net earnings, before interest, income taxes, depreciation and amortization, and net cash flow for periods ending in November and December 2001 and February 2002 and (2) Archibald expected to fail to make the January 2002 interest payment on the Senior Notes. Pursuant to subsequent amendments to the CIT Forbearance Agreement, CIT also agreed to forbear from exercising its rights with respect to certain additional covenant defaults by Archibald under the CIT Facility. CIT has extended the forbearance period under the CIT Forbearance Agreement (the "CIT Forbearance Period") beyond March 1, 2002, its originally scheduled expiration date, until April 30, 2002. Pursuant to the CIT Forbearance Agreement, CIT has allowed Archibald to continue to request borrowings under the CIT Facility for working capital needs, but not in excess of the lesser of a certain specified limit and a borrowing base comprised of a percentage of the eligible accounts receivable and eligible inventory of Archibald and its Canadian subsidiary, Archibald Candy (Canada) Corporation. The CIT Facility is secured by liens on Archibald's and Sweet Factory, Inc.'s accounts receivable and inventory, and the Company's owned store locations, and the proceeds therefrom. The Company's other subsidiaries, including Archibald Candy (Canada) Corporation, have guaranteed all obligations under the CIT Facility and granted to the agent under the CIT Facility a lien on their accounts receivable, inventory, and the proceeds therefrom. In addition, Holdings has guaranteed all obligations under the CIT Facility and granted to the agent under the CIT Facility a lien on all of its assets, including all the outstanding shares of common stock of the Company.

        During the CIT Forbearance Period, Archibald's management expects that Archibald will have sufficient availability under the CIT Facility to meet its working capital needs as they become due; however, there can be no assurance that this will be the case. The CIT Forbearance Period may be terminated prior to April 30, 2002 if any of the following occurs: (1) any acceleration of the Senior Notes, (2) any payment on account of the Senior Notes or Holdings' preferred stock, (3) any other event of default under the CIT Facility or (4) a breach of any representation, warranty or covenant in the CIT Forbearance Agreement.

        Pursuant to the Senior Preferred Forbearance Agreement, the Senior Preferred Holders have agreed to forbear until April 30, 2002 (the "Senior Preferred Forbearance Period") from exercising their right to elect a director to Holdings' Board of Directors who would have 51% of the total voting power of Holdings' Board of Directors and from exercising any other right or remedies that they may have as a result of Holdings' failure to make the $3.0 million redemption payment required to be made by it to the Senior Preferred Holders on January 15, 2002 and the $10.5 million in aggregate of remaining redemption payments that automatically accelerated as a result thereof. The Senior Preferred Forbearance Period may be terminated prior to April 30, 2002 if any of the following occurs (other than if due to the Senior Preferred Holders' breach of their obligations under the Senior Preferred Forbearance Agreement): (1) the termination of the CIT Forbearance Agreement, (2) the termination of the Noteholders' Forbearance Agreement or (3) a breach by Holdings of any representation, warranty or covenant in the Senior Preferred Forbearance Agreement. Pursuant to the Senior Preferred Forbearance Agreement, Holdings also has granted to the Senior Preferred Holders the right to designate an individual who is entitled to observe all meetings of the Boards of Directors of Holdings, Archibald and its subsidiaries.

        Archibald is continuing discussions with the holders of the Senior Notes, CIT, Holdings' significant stockholders and investment advisors on an overall capital restructuring, including, among other things (1) a restructuring of the Senior Notes through debt for equity exchanges or conversions, repurchases or acquisitions of the Senior Notes on discounted terms, (2) new equity and/or debt from unaffiliated third parties and/or affiliates of Archibald or its directors and officers, (3) extensions of the forbearance periods under the Noteholders' Forbearance Agreement, the CIT Forbearance Agreement and the Senior Preferred Forbearance Agreement or (4) combinations of the foregoing. Archibald has not received any commitments or agreements with respect to any new sources of equity or debt, and there can be no assurance that any such financing will be obtained, particularly if the Senior Notes are not restructured on a satisfactory basis. There can be no assurance that Archibald will succeed in a restructuring on a timely basis or that the terms and conditions of a restructuring would be favorable to Archibald.

        In addition to the Senior Preferred Stock, Holdings also has the two following classes of junior preferred stock: Junior Class A PIK Preferred Stock and Junior Class B PIK Preferred Stock. The Junior Class A PIK Preferred Stock and the Junior Class B PIK Preferred Stock were issued in 1991 in the original face amount of $7.0 million and $0.7 million, respectively. As of February 23, 2002, affiliates of TCW Capital owned approximately 64% of the Junior Class A PIK Preferred Stock and affiliates (or parties advised by such affiliates) of The Jordan Company owned approximately 36% of the Junior Class A PIK Preferred Stock and approximately 80% of the Junior Class B PIK Preferred Stock.

        In connection with Archibald entering into the CIT Facility, Holdings entered into agreements with the holders of the Junior Class A PIK Preferred Stock and the Junior Class B Preferred Stock extending the mandatory redemption date for each such class of preferred stock from November 1, 2001 to March 15, 2006. The redemption value of the Junior Class A PIK Preferred Stock and the Junior Class B PIK Preferred Stock on March 15, 2006 will be approximately $21.2 million and $2.1 million, respectively. The holders of Junior Class A PIK Preferred Stock also have agreed to extend from January 1, 2000 to June 30, 2003 the date on which they have the right to put to Holdings their common stock. In the event that Holdings does not redeem all of the common stock and preferred stock owned by affiliates of TCW Capital within 90 days of any exercise of this put right, affiliates of TCW Capital have the right to take control of a majority of the voting power of Holdings' Board of Directors for purposes of effecting a sale of Holdings.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's operations are not currently subject to market risks of a material nature for interest rates, foreign currency rates, commodity prices or other market price risks.

PART II—OTHER INFORMATION:

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 10.1	Senior Preferred Forbearance Agreement dated as of February 27, 2002 between Fannie May Holdings, Inc. and the holders of Fannie May Holdings, Inc.'s Senior Preferred Stock.
	Exhibit 10.2	Forbearance Agreement dated as of February 28, 2002 between Archibald Candy Corporation and holders of Archibald's senior secured notes.
	Exhibit 10.3	Amendment No. 1 to Forbearance Agreement dated as of February , 2002 among Archibald Candy Corporation, Fannie May Holdings, Inc. and The CIT Group/Business Credit, Inc., as agent and sole lender.
Exhibit 10.4
Amendment No. 2 to Forbearance Agreement dated as of March 1, 2002 among Archibald Candy Corporation, Fannie May Holdings, Inc., Archibald Candy (Canada) Corporation, and The CIT Group/Business Credit, Inc., as agent and sole lender.
(b)	Reports on Form 8-K.

On January 3, 2002, Archibald filed a Current Report on Form 8-K with the Securities and Exchange Commission that provided information under Item 5— Other Events disclosing that on January 2, 2002, Archibald did not make the interest payment required on its outstanding senior secured notes and that Archibald was going to enter into discussions with the holders of such notes regarding a potential restructuring of such notes. The Form 8-K also disclosed that Archibald had entered into a Forbearance Agreement with The CIT Group/Business Credit, Inc.

On January 17, 2002, Archibald filed a Current Report on Form 8-K with the Securities and Exchange Commission that provided information under Item 9-Regulation FD disclosing that in connection with restructuring discussions with certain holders of Archibald's senior secured notes, Archibald's management had prepared for such holders and Archibald's directors and their affiliates certain earnings forecasts.

On February 5, 2002, Archibald filed a Current Report on Form 8-K with the Securities and Exchange Commission that provided information under Item 5—Other Events disclosing that Archibald's 30-day grace period for making the interest payment on its senior secured notes had expired and that Archibald did not expect that Fannie May Holdings, Inc. would be able to make the mandatory redemption payment on Holdings' senior preferred stock on the date due.

On March 5, 2002, Archibald filed a Current Report on Form 8-K with the Securities and Exchange Commission that provided information under Item 5 — Other Events disclosing that Archibald had entered into a forbearance agreement with holders of its senior secured notes and had entered into an extension of its forbearance agreement with The CIT Group/Business Credit, Inc. The Form 8-K also disclosed that Fannie May Holdings, Inc. had entered into a forbearance agreement with the holders of its senior preferred stock.

SIGNATURE

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

ARCHIBALD CANDY CORPORATION

DATE: April 9, 2002	BY:	/s/ RICHARD J. ANGLIN Richard J. Anglin
VICE PRESIDENT AND CHIEF FINANCIAL OFFICER AND SECRETARY (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

QuickLinks

FORM 10-Q
INDEX
  PART I—FINANCIAL INFORMATION
  ITEM 1—FINANCIAL STATEMENTS
Consolidated Balance Sheets
Consolidated Statements of Operations (Unaudited)
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
Consolidated Statements of Cash Flow (Unaudited)
Notes to Consolidated Financial Statements (Unaudited)
  NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
  NOTE 2. BANKRUPTCY FILING—SWEET FACTORY GROUP, INC. AND SUBSIDIARIES
  NOTE 3. INVENTORIES
  NOTE 4. DEBT AND LIQUIDITY
  NOTE 5. INCOME TAXES
  NOTE 6. GUARANTOR SUBSIDIARIES
Consolidating Balance Sheet As of February 23, 2002 (Unaudited)
Consolidating Balance Sheet As of August 25, 2001
Consolidating Statement of Operations for the Three Months Ended February 23, 2002 (Unaudited)
Consolidating Statement of Operations for the Six Months Ended February 23, 2002 (Unaudited)
Consolidating Statement of Operations for the Three Months Ended February 24, 2001 (Unaudited)
  NOTE 7. NEW ACCOUNTING PRONOUNCEMENTS
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II—OTHER INFORMATION
  ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE