Form 10-Q
period 2002-05-25
ARCHIBALD CANDY CORP
filed 2002-07-15
CIK 1044269

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 25, 2002

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

        Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☒    No ☐

        As of July 15, 2002, the number of shares outstanding of the registrant's Common Stock was 4,210, all of which were held by Fannie May Holdings, Inc.

ARCHIBALD CANDY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MAY 25, 2002

INDEX

Page No.
PART I—FINANCIAL INFORMATION:
ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED BALANCE SHEETS	1
CONSOLIDATED STATEMENTS OF OPERATIONS	2
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	3
CONSOLIDATED STATEMENTS OF CASH FLOWS	4
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	5
ITEM 2—MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS	18
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	23
PART II—OTHER INFORMATION:
ITEM 3—DEFAULTS UPON SENIOR SECURITIES	24
ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K	25
SIGNATURES	26

PART I—FINANCIAL INFORMATION:

ITEM 1—FINANCIAL STATEMENTS

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidated Balance Sheets
(In thousands, except per share data)

	May 25, 2002	August 25, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,396	$2,346
Accounts receivable, net	1,241	1,452
Inventories	28,209	31,840
Prepaid expenses and other current assets	3,621	3,133

Total current assets	36,467	38,771
Property, plant, and equipment, net	24,908	34,398
Goodwill, net	57,159	58,465
Noncompete agreements and other intangibles, net	41	685
Deferred financing fees, net	5,298	6,224
Investment in joint venture	2,293	1,988
Other assets	1,734	1,580

Total assets	$127,900	$142,111

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Revolving line of credit	$10,364	$19,472
Senior secured notes	170,000	—
Accounts payable	10,712	16,821
Accrued liabilities	2,933	3,814
Payroll and related liabilities	2,678	2,466
Accrued interest	15,981	3,002
Current portion of capital lease obligations	82	47

Total current liabilities	212,750	45,622
Due to affiliate	40	40
Senior secured notes	—	170,000
Deferred rent	—	885
Pension liability	1,378	1,038
Capital lease obligations, less current portion	115	130
Shareholder's equity (deficit):
Common stock, $0.01 par value:
Authorized — 25,000 shares
Issued and outstanding — 4,210 shares	—	—
Additional paid-in-capital	18,700	18,700
Accumulated deficit	(105,237)	(94,106)
Other comprehensive income (loss)	154	(198)

Total shareholder's deficit	(86,383)	(75,604)

Total liabilities and shareholder's deficit	$127,900	$142,111

See accompanying notes.

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidated Statements of Operations (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	May 25, 2002	May 26, 2001	May 25, 2002	May 26, 2001
Net sales	$37,325	$57,902	$160,913	$212,943
Cost of sales, excluding depreciation	16,243	25,706	66,556	85,248
Cost of sales, nonrecurring(1)	—	2,059	—	4,498

Total cost of sales	16,243	27,765	66,556	89,746

Gross profit	21,082	30,137	94,357	123,197
Selling, general, and administrative expenses, excluding depreciation and amortization	20,701	31,508	78,129	100,802
Depreciation and amortization expense	1,973	3,293	6,346	9,876
Amortization of goodwill and other intangibles	1,054	1,202	3,180	3,306
Restructuring expense(2)	1,328	8,100	1,328	8,100
Share of loss in joint venture	159	82	337	187
Management fees and other fees	77	132	114	427

Operating income (loss)	(4,210)	(14,180)	4,923	499
Other (income) and expense:
Interest expense	4,487	4,686	13,770	14,617
Interest income	—	—	—	(2)
Other income and expense	28	13	(63)	(100)
Effect of deconsolidation of Sweet Factory Group, Inc. and subsidiaries(3)	—	—	2,258	—

Loss before income taxes	(8,725)	(18,879)	(11,042)	(14,016)
Provision for income taxes	30	4	89	78

Net loss	$(8,755)	$(18,883)	$(11,131)	$(14,094)

(1)
These costs relate to the manufacturing start-up of Laura Secord products and the closing of unprofitable Sweet Factory stores.

(2)
These costs relate to various professional fees associated with the restructuring of the company's balance sheet for the three months ended May 25, 2002 and the closing of unprofitable Sweet Factory Stores for the three months ended May 26, 2001.

(3)
Represents the net write-off (for financial reporting purposes) of a $19.4 million receivable due from SFG and subsidiaries, after first offsetting $17.1 million of that write-off against the Company's negative investment balance in SFG and subsidiaries.

See accompanying notes.

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	May 25, 2002	May 26, 2001	May 25, 2002	May 26, 2001
Net loss	$(8,755)	$(18,883)	$(11,131)	$(14,094)
Other comprehensive income (loss):
Foreign currency translation adjustment	312	(436)	352	(485)

Comprehensive income (loss)	$(8,443)	$(19,319)	$(10,779)	$(14,579)

See accompanying notes.

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	May 25, 2002	May 26, 2001
OPERATING ACTIVITIES
Net loss	$(11,131)	$(14,094)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,526	13,182
Share of loss in joint venture	337	187
Restructuring expense	—	9,500
Effect of deconsolidation of Sweet Factory Group, Inc. and subsidiaries	2,258	—
Changes in operating assets and liabilities:
Accounts receivable, net	211	(1,542)
Inventories	1,444	8,164
Prepaid expenses and other current assets	(1,047)	332
Other assets	(312)	(670)
Accounts payable and accrued liabilities	11,463	328
Restructuring reserve	—	(1,328)

Net cash provided by operating activities	12,749	14,059
INVESTING ACTIVITIES
Purchase of Property, Plant, and Equipment	(1,987)	(4,087)
Disposals of Property, Plant, and Equipment	319
Effect of deconsolidation of Sweet Factory Group, Inc. and subsidiaries	(336)	—

Net cash used in investing activities	(2,004)	(4,087)
FINANCING ACTIVITIES
Net repayments under revolving line of credit	(9,108)	(7,200)
Principal payments of capital lease obligations	(20)	(35)
Costs related to financing	(919)	(163)

Net cash used in financing activities	(10,047)	(7,398)
Effect of exchange rates on cash	352	(485)

Net increase in cash and cash equivalents	1,050	2,089
Cash and cash equivalents beginning of period	2,346	3,120

Cash and cash equivalents end of period	$3,396	$5,209

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$788	$10,271

Non-cash investing and financing activities:
Capital lease obligations recorded	$—	$132

See accompanying notes.

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Notes to Consolidated Financial Statements (Unaudited)
May 25, 2002

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

        Results of operations for the period from August 25, 2001 to May 25, 2002 are not necessarily indicative of the results that may be achieved for the entire year.

NOTE 2.    SUBSEQUENT EVENTS

        On June 12, 2002, Archibald and Holdings filed petitions in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") to commence a consolidated voluntary bankruptcy proceeding under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Archibald and Holdings also have filed a Joint Plan of Reorganization (the "Archibald Plan"), with respect to which holders of approximately 83% in aggregate principal amount of Archibald's 10 1/4% senior secured notes have executed lock-up agreements agreeing to vote in favor of the Archibald Plan. The Archibald Plan, which is subject to the approval of the Bankruptcy Court, contemplates a significant deleveraging of Archibald's balance sheet and the elimination of approximately $17.5 million in annual interest payments. The Archibald Plan will require, among other things, the requisite votes under the Bankruptcy Code and must satisfy the requirements set forth in Section 1129 of the Bankruptcy Code. During the Chapter 11 proceedings, the Company does not currently expect any significant impact on its employees, customers or suppliers. Archibald Candy (Canada) Corporation, the wholly-owned subsidiary of Archibald that operates its Laura Secord business, has not filed a bankruptcy proceeding.

        In connection with the Archibald bankruptcy proceeding, Archibald has entered into a Post-Petition Loan and Security Agreement and Guaranty dated as of June 12, 2002 (the "Archibald DIP Credit Facility") with Foothill Capital Corporation, as Arranger and Administrative Agent, the lenders party thereto and Holdings and Archibald Candy (Canada) Corporation as Guarantors. Pursuant to the Archibald DIP Credit Facility, the lenders have agreed to make available to Archibald a $45.0 million term loan and revolving credit facility. The proceeds of the Archibald DIP Credit Facility were used, in part, to pay-off the indebtedness outstanding under Archibald's revolving credit facility with The CIT Group/Business Credit, Inc. ("CIT"), and are being used to fund Archibald's working capital and capital expenditure needs during the bankruptcy proceedings.

        Archibald and Holdings will continue to manage their properties and operate their business in accordance with the applicable provisions of the Bankruptcy Code. The proceeding has been designated as case number 02-11719.

        Archibald's management has assessed the liquidity position of Archibald and Archibald Candy (Canada) Corporation in light of the Archibald and Holdings bankruptcy proceedings and the funds available under the Archibald DIP Credit Facility and believes that Archibald and Archibald Candy (Canada) Corporation will be able to fund their post-petition obligations until the Archibald Plan is confirmed.

NOTE 3.    BANKRUPTCY FILING—SWEET FACTORY GROUP, INC. AND SUBSIDIARIES

        On November 15, 2001, SFG and its three subsidiaries, Sweet Factory, Inc., SF Properties, Inc. and SF Candy Company, filed voluntary petitions in the Bankruptcy Court under Chapter 11 of the Bankruptcy Code. In connection with the Sweet Factory bankruptcy filings, Sweet Factory, Inc. entered into a Post-Petition Credit, Security and Guaranty Agreement (the "SF DIP Credit Facility") with CIT and SFG, SF Properties, Inc. and SF Candy Company, as guarantors. The SF DIP Credit Facility is for one year and provides for revolving loans at any time not to exceed the lesser of (1) $2.0 million and (2) a borrowing base comprised of a percentage of Sweet Factory, Inc.'s eligible inventory plus a $1.0 million overadvance, subject to certain reserves. The SF DIP Credit Facility provides that borrowings thereunder accrue interest at a variable rate equal to the "prime rate" announced from time to time by J.P. Morgan Chase & Co. plus 1.5%.

        On March 4, 2002, SFG and its subsidiaries filed a Plan of Reorganization with the Bankruptcy Court. On June 5, 2002, SFG and its subsidiaries entered into an Asset Purchase Agreement with RDR Group, a California corporation ("RDR"), pursuant to which RDR has agreed to purchase from SFG and its subsidiaries substantially all of the assets used in connection with their business for $4.5 million in cash, subject to the approval of the Bankruptcy Court. As a result of the overbidding procedure conducted by the Bankruptcy Court on June 17, 2002, RDR increased the purchase price to $6.1 million in order to be the winning bidder. The Company's management expects that the sale of the Sweet Factory assets to RDR will be consummated on or about July 30, 2002. Pursuant to SFG's Plan of Reorganization, Archibald expects to receive approximately $3.7 million in cash out of the proceeds of the sale. The remaining $2.4 million in proceeds will be applied to pay-off the SF DIP Credit Facility, to make cure payments to the landlords of those store leases that are to be assumed by RDR, to pay administrative expenses and to make a payment to the unsecured creditors' class. Following the consummation of the sale to RDR, SFG and its subsidiaries will be liquidated. SFG's Plan of Reorganization was confirmed on July 11, 2002 by the Bankruptcy Court.

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

        Management has assessed the liquidity position of SFG and its subsidiaries as a result of the bankruptcy filings and available debtor in possession financing and believes that SFG and its subsidiaries will be able to fund their post-petition obligations until the sale to RDR is consummated and SFG and its subsidiaries are liquidated.

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

        Following are the condensed consolidated statements of operations and balance sheet data for SFG and its subsidiaries (in thousands):

	For the quarter ended May 25, 2002	For the quarter ended May 26, 2001	For the period of Aug. 26, 2001 thru Nov. 15, 2001	For the nine months ended May 25, 2002	For the nine months ended May 26, 2001
Net sales	$7,718	$14,204	$8,867	$27,272	$47,716
Operating loss	(1,196)	(11,796)	(3,172)	(5,210)	(14,618)
Loss before income taxes	(1,208)	(11,782)	(3,175)	(5,233)	(14,607)
Net loss	(1,211)	(11,788)	(3,178)	(5,236)	(14,622)

        Operating loss includes restructuring expenses of $701 and $1,611 for the quarter and year-to-date periods ended May 25, 2002, respectively. Operating loss includes $8,100 of restructuring expenses and $1,400 of cost of sales, nonrecurring for the quarter and year-to-date periods ended May 26, 2001.

	May 25, 2002	Nov 15, 2001	Aug. 25, 2001
Current assets	$3,103	$2,620	$4,174
Property, plant and equipment	4,183	5,316	5,699
Other assets	749	772	892

Total assets	$8,035	$8,708	$10,765

Current liabilities	$7,107	$6,079	$4,069
Payable to Archibald Candy Corporation	19,838	19,383	19,761
Other liabilities	273	371	885
Total stockholder's deficit	(19,183)	(17,125)	(13,950)

Total liabilities & stockholder's deficit	$8,035	$8,708	$10,765

        Following are the condensed pro forma consolidated statement of operations and balance sheet data of the Company, assuming the deconsolidation of SFG and its subsidiaries (in thousands):

	For the quarter ended May 26, 2001	For the nine months ended May 25, 2002	For the nine months ended May 26, 2001
Net sales	$43,698	$152,046	$165,227
Operating income (loss)	(2,384)	8,095	15,117
Income (loss) before income taxes	(7,097)	(7,867)	591
Net income (loss)	(7,095)	(7,953)	528
August 25, 2001
Current assets	$34,598
Property, plant and equipment	28,699
Investment in and amounts due from SFG	5,811
Other assets	68,050

Total assets	$137,158

Current liabilities	$41,553
Other liabilities	171,209
Total stockholder's deficit	(75,604)

Total liabilities & stockholder's deficit	$137,158

NOTE 4. INVENTORIES

        Inventories are stated at the lower of cost or market. Inventories are valued primarily at first in, first out (FIFO).

        Inventories at May 25, 2002 and August 25, 2001 are comprised of the following:

	May 25, 2002	August 25, 2001
Raw materials	$12,703	$12,901
Work in process	267	225
Finished goods	15,239	18,714

	$28,209	$31,840

NOTE 5. INCOME TAXES

        The provision for income taxes differs from the amount of income tax benefit computed by applying the United States federal income tax rate due to the benefit of the net operating losses that were not recognized.

NOTE 6. CONTINGENT LIABILITY

        On January 15, 2002, the Company retained an investment banking firm to assist in the development of a plan to restructure its debt. As part of the Chapter 11 bankruptcy filing, a $2.0 million claim relating to the investment banking firm has been classified as disputed and unsecured. The Company has not recorded a liability associated with this claim.

NOTE 7. GUARANTOR SUBSIDIARIES

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

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidating Balance Sheet
As of May 25, 2002
(Unaudited)
(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries(a)	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,033	$363	$—	$3,396
Accounts receivables, net	1,088	153	—	1,241
Inventories	25,047	3,162	—	28,209
Prepaids and other current assets	2,781	840	—	3,621

Total current assets	31,949	4,518	—	36,467
Property, plant, and equipment, net	16,115	8,793	—	24,908
Intercompany	26,101	782	(9,303)	17,580
Investment in subsidiaries	(13,771)	—	(3,354)	(17,125)
Other assets	63,763	2,307	—	66,070

Total assets	$124,157	$16,400	$(12,657)	$127,900

Liabilities and shareholder's equity (deficit)
Current liabilities:
Revolving line of credit	$10,364	$—	$—	$10,364
Senior secured notes	170,000	—	—	170,000
Accounts payable	8,927	1,785	—	10,712
Other current liabilities	20,289	1,385	—	21,674

Total current liabilities	209,580	3,170	—	212,750
Other noncurrent liabilities	1,533	9,303	(9,303)	1,533
Total shareholder's equity (deficit)	(86,956)	3,927	(3,354)	(86,383)

Total liabilities and shareholder's equity	$124,157	$16,400	$(12,657)	$127,900

(a)
This column does not include the balances of SFG and subsidiaries beginning November 15, 2001 due to their deconsolidation for financial reporting purposes. SFG and its subsidiaries, however, continue to be guarantors on the Senior Notes. Refer to Note 3 for financial information on SFG and its subsidiaries since their deconsolidation.

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidating Balance Sheet
As of August 25, 2001
(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,116	$1,230	$—	$2,346
Accounts receivables, net	1,350	102	—	1,452
Inventories	26,415	5,425	—	31,840
Prepaids and other current assets	2,213	920	—	3,133

Total current assets	31,094	7,677	—	38,771
Property, plant, and equipment, net	19,551	14,847	—	34,398
Intercompany	19,031	(19,031)	—	—
Investment in subsidiaries	(2,008)	—	2,008	—
Other assets	66,049	2,893	—	68,942

Total assets	$133,717	$6,386	$2,008	$142,111

Liabilities and shareholder's equity (deficit)
Current liabilities:
Revolving line of credit	$19,472	$—	$—	$19,472
Accounts payable	11,469	5,352	—	16,821
Other current liabilities	7,392	1,937	—	9,329

Total current liabilities	38,333	7,289	—	45,622
Long-term debt, less current portion	170,130	9,303	(9,303)	170,130
Other noncurrent liabilities	1,078	885	—	1,963
Total shareholder's equity (deficit)	(75,824)	(11,091)	11,311	(75,604)

Total liabilities and shareholder's equity	$133,717	$6,386	$2,008	$142,111

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidating Statement of Operations for the Three Months Ended May 25, 2002
(Unaudited)
(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries(a)	Eliminations	Consolidated
Net sales	$24,571	$12,754	$—	$37,325
Cost of sales, excluding depreciation	9,956	6,287	—	16,243

Gross profit	14,615	6,467	—	21,082
Selling, general, and administrative expenses excluding depreciation and amortization	14,685	6,016	—	20,701
Depreciation and amortization expense	1,611	362	—	1,973
Amortization of goodwill and other intangibles	1,054	—	—	1,054
Share of loss in joint venture	—	159	—	159
Restructuring Expense	1,328	—	—	1,328
Management fees and other fees	77	—	—	77

Operating income	(4,140)	(70)	—	(4,210)
Other (income) expense:
Interest expense	4,487	195	(195)	4,487
Interest income	(195)	—	195	—
Other income and expenses	(64)	92	—	28
Equity in earnings of subsidiaries	357	—	(357)	—

Loss before income taxes	(8,725)	(357)	357	(8,725)
Provision for income taxes	30	—	—	30

Net loss	$(8,755)	$(357)	$357	$(8,755)

(a)
This column does not include the balances of SFG and subsidiaries beginning November 15, 2001 due to their deconsolidation for financial reporting purposes. SFG and its subsidiaries, however, continue to be guarantors on the Senior Notes. Refer to Note 3 for financial information on SFG and its subsidiaries since their deconsolidation.

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidating Statement of Operations for the Nine Months Ended May 25, 2002
(Unaudited)
(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries(a)	Eliminations	Consolidated
Net sales	$110,766	$50,147	$—	$160,913
Cost of sales, excluding depreciation	43,680	22,876	—	66,556

Gross profit	67,086	27,271	—	94,357
Selling, general, and administrative expenses excluding depreciation and amortization	51,023	27,106	—	78,129
Depreciation and amortization expense	4,832	1,514	—	6,346
Amortization of goodwill and other intangibles	3,163	17	—	3,180
Share of loss in joint venture	—	337	—	337
Restructuring Expense	1,328	—	—	1,328
Management fees and other fees	114	—	—	114

Operating income (loss)	6,626	(1,703)	—	4,923
Other (income) expense:
Interest expense	13,767	588	(585)	13,770
Interest income	(585)	—	585	—
Other income and expenses	(179)	116	—	(63)
Effect of deconsolidation of Sweet Factory Group, Inc. and subsidiaries	2,258	—	—	2,258
Equity in loss of subsidiaries	2,462	—	(2,462)	—

Loss before income taxes	(11,097)	(2,407)	2,462	(11,042)
Provision for income taxes	34	55	—	89

Net loss	$(11,131)	$(2,462)	$2,462	$(11,131)

(a)
This column does not include the balances of SFG and subsidiaries beginning November 15, 2001 due to their deconsolidation for financial reporting purposes. SFG and its subsidiaries, however, continue to be guarantors on the Senior Notes. Refer to Note 3 for financial information on SFG and its subsidiaries since their deconsolidation.

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidating Statement of Operations for the Three Months Ended May 26, 2001
(Unaudited)
(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$29,912	$27,990	$—	$57,902
Cost of sales, excluding depreciation	14,109	11,597	—	25,706
Cost of sales, nonrecurring	(146)	2,205	—	2,059

Total cost of sales	13,963	13,802	—	27,765
Gross profit	15,949	14,188	—	30,137
Selling, general, and administrative expenses excluding depreciation and amortization	15,183	16,325	—	31,508
Depreciation and amortization expense	1,779	1,514	—	3,293
Amortization of goodwill and other intangibles	1,113	89	—	1,202
Restructuring expense	—	8,100	—	8,100
Share of loss in joint venture	—	82	—	82
Management fees and other fees	10	122	—	132

Operating loss	(2,136)	(12,044)	—	(14,180)
Other (income) expense:
Interest expense	4,686	195	(195)	4,686
Interest income	(195)	—	195	—
Other income and expenses	(35)	48	—	13
Equity in income of subsidiaries	12,293	—	(12,293)	—

Income (loss) before income taxes	(18,885)	(12,287)	12,293	(18,879)
Provision for income taxes	(2)	6	—	4

Net income (loss)	$(18,883)	$(12,293)	$12,293	$(18,883)

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidating Statement of Operations for the Nine Months Ended May 26, 2001
(Unaudited)
(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$121,438	$91,505	$—	$212,943
Cost of sales, excluding depreciation	46,985	38,263	—	85,248
Cost of sales, nonrecurring	2,293	2,205	—	4,498

Total cost of sales	49,278	40,468	—	89,746
Gross profit	72,160	51,037	—	123,197
Selling, general, and administrative expenses excluding depreciation and amortization	50,294	50,508	—	100,802
Depreciation and amortization expense	5,339	4,537	—	9,876
Amortization of goodwill and other intangibles	3,039	267	—	3,306
Restructuring expense	—	8,100	—	8,100
Share of loss in joint venture	—	187	—	187
Management fees and other fees	19	408	—	427

Operating income (loss)	13,469	(12,970)	—	499
Other (income) expense:
Interest expense	14,613	605	(601)	14,617
Interest income	(602)	(1)	601	(2)
Other income and expenses	(147)	47	—	(100)
Equity in loss of subsidiaries	13,636	—	(13,636)	—

Income (loss) before income taxes	(14,031)	(13,621)	13,636	(14,016)
Provision for income taxes	63	15	—	78

Net income (loss)	$(14,094)	$(13,636)	$13,636	$(14,094)

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidating Statement of Cash Flows for the Nine Months Ended May 25, 2002
(Unaudited)
(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries(a)	Eliminations	Consolidated
OPERATING ACTIVITIES
Net loss	$(11,131)	$(2,462)	$2,462	$(11,131)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,995	1,531	—	9,526
Share of loss in joint venture	—	337	—	337
Effect of deconsolidation of Sweet Factory Group, Inc. and subsidiaries	2,258	—	—	2,258
Changes in operating assets and liabilities:
Accounts receivables, net	262	(51)	—	211
Inventories	1,368	76	—	1,444
Prepaid expenses and other current assets	(972)	(75)	—	(1,047)
Intercompany	2,462	—	(2,462)	—
Other assets	15	(327)	—	(312)
Accounts payable and accrued liabilities	10,658	805	—	11,463

Net cash provided by operating activities	12,915	(166)	—	12,749
INVESTING ACTIVITIES
Purchase of Property, Plant, and Equipment	(1,223)	(764)	—	(1,987)
Disposals of Property, Plant, and Equipment	272	47	—	319
Impact of deconsolidation of Sweet Factory Group, Inc. and subsidiaries	—	(336)	—	(336)

Net cash used in investing activities	(951)	(1,053)	—	(2,004)
FINANCING ACTIVITIES
Net repayments under revolving line of credit	(9,108)	—	—	(9,108)
Principal payments of capital lease obligations	(20)	—	—	(20)
Costs related to refinancing	(919)	—	—	(919)

Net cash provided by financing activities	(10,047)	—	—	(10,047)
Effect of exchange rates on cash	—	352	—	352

Net increase (decrease) in cash and cash equivalents	1,917	(867)	—	1,050
Cash and cash equivalents beginning of period	1,116	1,230	—	2,346

Cash and cash equivalents end of period	$3,033	$363	$—	$3,396

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

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidating Statement of Cash Flows for the Nine Months Ended May 26, 2001
(Unaudited)
(In thousands)

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income (loss)	$(14,094)	$(13,636)	$13,636	$(14,094)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,378	4,804	—	13,182
Restructuring expense	—	9,500	—	9,500
Equity in loss of subsidiaries	13,636	—	(13,636)	—
Share of loss in joint venture	—	187	—	187
Changes in operating assets and liabilities:
Accounts receivables, net	(1,064)	(478)	—	(1,542)
Inventories	8,758	(594)	—	8,164
Prepaid expenses and other current assets	(21)	353	—	332
Intercompany	(3,513)	3,513	—	—
Other assets	(670)	—	—	(670)
Accounts payable and accrued liabilities	(19)	347	—	328
Restructuring reserve	—	(1,328)	—	(1,328)

Net cash provided by operating activities	11,391	2,668	—	14,059
INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(2,878)	(1,209)	—	(4,087)

Net cash used in investing activities	(2,878)	(1,209)	—	(4,087)
FINANCING ACTIVITIES
Net borrowings under revolving line of credit	(7,200)	—	—	(7,200)
Principal payments of capital lease obligations	(22)	(13)	—	(35)
Costs related to refinancing	(163)	—	—	(163)

Net cash used in financing activities	(7,385)	(13)	—	(7,398)
Effect of exchange rates on cash	—	(485)	—	(485)

Net increase in cash and cash equivalents	1,128	961	—	2,089
Cash and cash equivalents beginning of period	800	2,320	—	3,120

Cash and cash equivalents end of period	$1,928	$3,281	$—	$5,209

NOTE 8.    NEW ACCOUNTING PRONOUNCEMENT

        In July 2001, the FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires the use of non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful life. Under this approach, goodwill and intangibles will not be amortized, but will periodically be reviewed for impairment and expensed against earnings only in periods in which the recorded value exceeds the fair value. The Company is currently evaluating the potential effects of the implementation of this new standard.

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

THREE MONTHS ENDED MAY 25, 2002 COMPARED TO THE THREE MONTHS ENDED MAY 26, 2001.

        NET SALES.    Consolidated sales for the three months ended May 25, 2002 were $37.3 million, a decrease of $20.6 million from $57.9 million for the three months ended May 26, 2001. The bankruptcy filing and subsequent deconsolidation of the Company's Sweet Factory subsidiaries accounted for $14.2 million of the decline. Company-operated retail sales, excluding Sweet Factory, for the three months ended May 25, 2002 were $31.9 million, a decrease of $2.4 million, or 7.0% from $34.3 million for the three months ended May 26, 2001. Same store sales decreased 4.5% for Fannie May/Fanny Farmer and 5.6% (2.5% decrease in Canadian Dollars) for Laura Secord primarily due to a weak retail environment during the Easter holiday period. In addition, the Company had 14 fewer stores as of May 25, 2002 as compared to May 26, 2001. Sales through the Company's third-party retail outlets and non-retail distribution channels decreased $4.0 million to $5.4 million for the three months ended May 25, 2002 from $9.4 million for the three months ended May 26, 2001. The decrease was due primarily to a promotion offered to the Company's card and gift business customers, which was not repeated during the current year.

        GROSS PROFIT.    Gross profit for the three months ended May 25, 2002 was $21.1 million, a decrease of $9.0 million from $30.1 million for the three months ended May 26, 2001. Gross profit in the prior year included $9.1 million related to Sweet Factory and a reduction of $2.1 million associated with costs related to the closing of unprofitable Sweet Factory stores and the manufacturing start-up of the Laura Secord products beginning in September 2000. After giving effect to these items, gross profit dollars decreased $2.0 million versus the prior year, which was primarily due to lower sales. Gross profit as a percentage of net sales, after giving effect to these items, was 56.6% for the three months ended May 25, 2002 versus 52.9% for the three months ended May 26, 2001. This increase was primarily due to retail sales, which have a higher gross profit rate than other distribution channels in general, being a higher proportion of total sales this year versus the prior year, as well as lower manufacturing costs.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    SG&A expenses were $20.7 million for the three months ended May 25, 2002, a decrease of $10.8 million from $31.5 million for the three months ended May 26, 2001. SG&A expenses, excluding Sweet Factory, were $20.7 million for the three months ended May 25, 2002, a decrease of $0.7 million or 3.3%, from $21.4 million for the three months ended May 26, 2001.

        RESTURCTURING EXPENSE.    Restructuring expense of $1.3 million for the three months ended May 25, 2002 relates to professional fees associated with the restructuring of the Company's balance sheet. See "Effect of Bankruptcy Filings" below. Restructuring expense of $8.1 million for the three months ended May 26, 2001 relates to the closing of unprofitable Sweet Factory stores.

        EBITDA.    Earnings before interest, income taxes, depreciation and amortization (EBITDA) was $(1.2) million for the three months ended May 25, 2001 as compared to $(9.7) million for the three months ended May 26, 2001. EBITDA, excluding the effect of the deconsolidation of Sweet Factory and restructuring expense was $0.1 million for the three months ended May 25, 2002, as compared to $1.5 million for the three months ended May 26, 2001, excluding the manufacturing start-up costs and the closing of unprofitable Sweet Factory stores of $2.1 million, restructuring expense of $8.1 million and the effect of the deconsolidation of Sweet Factory of $2.3 million. This decrease is primarily due to lower sales, offset by an improved gross profit rate.

        OPERATING LOSS.    Operating loss was $4.2 million for the three months ended May 25, 2002, a decrease of $10.0 million from a loss of $14.2 million for the three months ended May 26, 2001. The decrease in operating loss was due primarily to the deconsolidation of Sweet Factory, which had an operating loss of $11.8 million in the prior year, offset by restructuring expense of $1.3 million in the current year.

        NET LOSS.    Net loss for the three months ended May 25, 2002 was $8.8 million, a decrease of $10.1 million from $18.9 million for the three months ended May 26, 2001.

NINE MONTHS ENDED MAY 25, 2002 COMPARED TO THE NINE MONTHS ENDED MAY 26, 2001

        NET SALES.    Consolidated sales for the nine months ended May 25, 2002 were $160.9 million, a decrease of $52.0 million from $212.9 million for the nine months ended May 26, 2001. The bankruptcy filing and subsequent deconsolidation of the Company's Sweet Factory subsidiaries accounted for $38.8 million of the decline. Company-operated retail sales, excluding Sweet Factory, for the nine months ended May 25, 2002 were $113.6 million a decrease of $7.0 million, or 5.8% from $120.6 million for the nine months ended May 26, 2001. Same store sales decreased 3.3% for Fannie May/Fanny Farmer and 4.5% (1.1% decrease in Canadian Dollars) for Laura Secord, primarily due to a weak retail environment. In addition, the Company had 14 fewer stores as of May 25, 2002 as compared to May 26, 2001. Sales through the Company's third-party retail outlets and non-retail distribution channels decreased $6.2 million to $38.4 million for the nine months ended May 25, 2002, from $44.6 million for the nine months ended May 26, 2001. The decrease was primarily due to lower fundraising sales and an offered promotion to the Company's card and gift business customers, which was not repeated during the current year.

        GROSS PROFIT.    Gross profit for the nine months ended May 25, 2002 was $94.4 million, a decrease of $28.8 million from $123.2 million for the nine months ended May 26, 2001. Gross profit, excluding Sweet Factory and $4.5 million in the prior year associated with costs related to the manufacturing start-up of the Laura Secord products beginning in September 2000 and the closing of unprofitable Sweet Factory stores, for the nine months ended May 25, 2002 was $88.8 million, a decrease of $8.9 million or 9.1%, from $97.7 million. The decrease in gross profit dollars was primarily due to lower sales.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE.    SG&A expenses were $78.1 million for the nine months ended May 25, 2002, a decrease of $22.7 million from $100.8 million for the nine months ended May 26, 2001. SG&A expenses, excluding Sweet Factory, were $69.9 million for the nine months ended May 25, 2002, an increase of $0.5 million, or 1.0%, from $69.4 million for the nine months ended May 26, 2001. The increase was primarily due to higher healthcare costs.

        RESTURCTURING EXPENSE.    Restructuring expense of $1.3 million for the three months ended May 25, 2002 relates to professional fees associated with the restructuring of the Company's balance sheet. See "Effect of Bankruptcy Filings" below. Restructuring expense of $8.1 million for the three months ended May 26, 2001 relates to the closing of unprofitable Sweet Factory stores.

        OTHER (INCOME) AND EXPENSE.    Included in other expenses is a charge of $2.3 million associated with the net write-off (for financial reporting purposes) due to the Sweet Factory bankruptcy of a $19.4 million receivable due from the Sweet Factory subsidiaries, after first offsetting $17.1 million of that write-off against the Company's negative investment balance in Sweet Factory Group, Inc. ("SFG").

        EBITDA.    Earnings before interest, income taxes, depreciation, and amortization (EBITDA), was $12.3 million for the nine months ended May 25, 2002 as compared to $13.8 million for the nine months ended May 26, 2001. EBITDA, excluding the effect of deconsolidation of Sweet Factory of $2.3 million, the Sweet Factory EBITDA loss of $2.7 million and restructuring expense of $1.3 million, was $18.7 million for the nine months ended May 25, 2002, as compared to $27.9 million for the nine months ended May 26, 2001, excluding restructuring expense of $8.1 million, manufacturing start-up costs and the closing of unprofitable Sweet Factory stores of $4.5 million and the Sweet Factory EBITDA loss of $1.4 million. This decrease is primarily due to lower sales.

        OPERATING INCOME (LOSS).    Operating income was $4.9 million for the nine months ended May 25, 2002, an increase of $4.4 million from income of $0.5 million for the nine months ended May 26, 2001. Operating income was $9.4 million for the nine months ended May 25, 2002, excluding Sweet Factory and restructuring expense which is a decrease of $8.8 million from operating income of $18.2 million for the nine months ended May 26, 2001, excluding restructuring expense, manufacturing start-up costs and Sweet Factory. The decrease was primarily due to the decline in sales and increase in healthcare costs described above.

        NET INCOME (LOSS).    Net loss for the nine months ended May 25, 2002 was $11.1 million, a decrease of $3.0 million from net income of $14.1 million for the nine months ended May 26, 2001. The net loss for the nine months ended May 25, 2002 includes the effect of the deconsolidation of Sweet Factory of $2.3 million.

EFFECT OF BANKRUPTCY FILINGS

        On June 12, 2002, Archibald Candy Corporation ("Archibald") and Fannie May Holdings, Inc. ("Holdings"), its sole shareholder, filed petitions in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") to commence a consolidated voluntary bankruptcy proceeding under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Archibald and Holdings also have filed a Joint Plan of Reorganization (the "Archibald Plan"), with respect to which holders of approximately 83% in aggregate principal amount of Archibald's 10 1/4% senior secured notes have executed lock-up agreements agreeing to vote in favor of the Archibald Plan. The Archibald Plan, which is subject to the approval of the Bankruptcy Court, contemplates a significant deleveraging of Archibald's balance sheet and the elimination of approximately $17.5 million in annual interest payments. The Archibald Plan will require, among other things, the requisite votes under the Bankruptcy Code and must satisfy the requirements set forth in Section 1129 of the Bankruptcy Code. During the Chapter 11 proceeding, Archibald does not currently expect any significant impact on its employees, customers or suppliers. Archibald Candy (Canada) Corporation, the wholly-owned subsidiary of Archibald that operates its Laura Secord business, has not filed a bankruptcy proceeding.

        In connection with the Archibald bankruptcy proceeding, Archibald has entered into a Post-Petition Loan and Security Agreement and Guaranty dated as of June 12, 2002 (the "Archibald DIP Credit Facility") with Foothill Capital Corporation, as Arranger and Administrative Agent, the lenders party thereto and Holdings and Archibald Candy (Canada) Corporation, as Guarantors. Pursuant to the Archibald DIP Credit Facility, the lenders have agreed to make available to Archibald a $45.0 million term loan and revolving credit facility. The proceeds of the Archibald DIP Credit

Facility were used in part, to pay-off the indebtedness outstanding under Archibald's revolving credit facility (the "CIT Facility") with The CIT Group/Business Credit, Inc. ("CIT"), and are being used to fund Archibald's working capital and capital expenditure needs during the bankruptcy proceedings.

        Archibald and Holdings will continue to manage their properties and operate their business in accordance with the applicable provisions of the Bankruptcy Code. The proceeding has been designated as case number 02-11719.

        Archibald's management has assessed the liquidity position of Archibald and Archibald Candy (Canada) Corporation in light of the Archibald and Holdings bankruptcy proceedings and the funds available under the Archibald DIP Credit Facility and believes that Archibald and Archibald Candy (Canada) Corporation will be able to fund their post-petition obligations until the Archibald Plan is confirmed.

        On November 15, 2001, SFG and its three subsidiaries, Sweet Factory, Inc., SF Properties, Inc. and SF Candy Company, filed voluntary petitions in the Bankruptcy Court under Chapter 11 of the Bankruptcy Code. In connection with the Sweet Factory bankruptcy filings, Sweet Factory, Inc. entered into a Post-Petition Credit, Security and Guaranty Agreement (the "SF DIP Credit Facility") with CIT and SFG, SF Properties, Inc. and SF Candy Company, as guarantors. The SF DIP Credit Facility is for one year and provides for revolving loans at any time not to exceed the lesser of (1) $2.0 million and (2) a borrowing base comprised of a percentage of Sweet Factory, Inc.'s eligible inventory plus a $1.0 million overadvance, subject to certain reserves.

        On March 4, 2002, SFG and its subsidiaries filed a Plan of Reorganization with the Bankruptcy Court. On June 5, 2002, SFG and its subsidiaries entered into an Asset Purchase Agreement with RDR Group, a California corporation ("RDR"), pursuant to which RDR has agreed to purchase from SFG and its subsidiaries substantially all of the assets used in connection with their business for $4.5 million in cash, subject to the approval of the Bankruptcy Court. As a result of the overbidding procedure conducted by the Bankruptcy Court on June 17, 2002, RDR increased the purchase price to $6.1 million in order to be the winning bidder. The Company's management expects that the sale of the Sweet Factory assets to RDR will be consummated on or about July 30, 2002. Pursuant to SFG's Plan of Reorganization, Archibald expects to receive approximately $3.7 million in cash out of the proceeds of the sale. The remaining $2.4 million in proceeds will be applied to pay-off the SF DIP Credit Facility, to make cure payments to the landlords of those store leases that are to be assumed by RDR, to pay administrative expenses and to make a payment to the unsecured creditors' class. Following the consummation of the sale to RDR, SFG and its subsidiaries will be liquidated. SFG's Plan of Reorganization was confirmed on July 11, 2002 by the Bankruptcy Court.

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

        Management has assessed the liquidity position of SFG and its subsidiaries as a result of the bankruptcy filings and available debtor in possession financing and believes that SFG and its subsidiaries will be able to fund their post-petition obligations until the sale to RDR is consummated and SFG and its subsidiaries are liquidated.

        See Note 3 to the Financial Statements for financial information for SFG and subsidiaries and pro forma financial information for the Company, assuming the deconsolidation of SFG and its subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities was $12.7 million for the nine months ended May 25, 2002 compared to $14.1 million for the nine months ended May 26, 2001. The decrease in net cash provided by operating activities was due primarily to the decrease in operating income and the significant decline in inventories in the prior year, offset by the non-payment of interest on the senior secured notes. Net loss was $11.1 million for the nine months ended May 25, 2002 compared to net loss of $14.1 million for the nine months ended May 26, 2001. Net loss included non-cash depreciation and amortization charges of $9.5 million for the nine months ended May 25, 2002 and $13.2 million for the nine months ended May 26, 2001. Net loss also included a $2.3 million non-cash charge associated with the deconsolidation of Sweet Factory due to the Sweet Factory bankruptcy filing.

        Net cash used in investing activities decreased to $2.0 million for the nine months ended May 25, 2002 from $4.1 million for the nine months ended May 26, 2001 due to lower capital expenditures.

        Net cash used in financing activities was $10.0 million for the nine months ended May 25, 2002 compared to $7.4 million for the nine months ended May 26, 2001 due to the repayment of borrowings under the CIT facility and increased debt financing costs.

        In connection with Archibald's and Holdings' bankruptcy case, Archibald entered into the Post-Petition Loan and Security Agreement and Guaranty (the "Archibald DIP Credit Facility") with Foothill Capital Corporation, as the Arranger and Administrative Agent, the lenders party thereto and Holdings and Archibald Candy (Canada) Corporation, as Guarantors. Under the Archibald DIP Credit Facility, the lenders have agreed to make available to Archibald (a) a $25.0 million revolving credit facility, pursuant to which Archibald may borrow up to the lesser of (i) $25.0 million and (ii) a borrowing base comprised of certain percentages of eligible accounts receivable and inventory, subject to certain reserves, and (b) two $10.0 million term loans ("Term Loan A" and "Term Loan B") for an aggregate of $20.0 million. Funds borrowed on June 14, 2002 under the Archibald DIP Credit Facility were used to pay-off in full the CIT Facility. Term Loan B and the revolving credit facility under the Archibald DIP Credit Facility mature on the earliest of (i) June 12, 2003, (ii) emergence through a confirmed plan of reorganization approved by the Bankruptcy Court and (iii) other events set forth in the Archibald DIP Credit Facility. Term Loan A under the Archibald DIP Credit Facility matures on the earliest of (A) December 31, 2002, (B) emergence through a confirmed plan of reorganization approved by the Bankruptcy Court and (C) other events set forth in the Archibald DIP Credit Facility.

        The Archibald DIP Credit Facility provides that borrowings under the revolver accrue interest at a rate equal to the "prime rate" announced from time to time by Wells Fargo plus 0.75%: that borrowings under Term Loan A accrue interest at a rate equal to the greater of (i) 8.25% and the (ii) "prime rate" announced from time to time by Wells Fargo plus 3.50%; and the borrowings under Term Loan B accrue interest at a rate equal to the greater of (A) 9.0% and (B) the "prime rate" announced from time to time by Wells Fargo plus 4.25%. The Company is required to pay fees in connection with the Archibald DIP Credit Facility.

        In connection with the Sweet Factory bankruptcy case, CIT and Sweet Factory, Inc. entered into the Post-Petition Credit, Security and Guaranty Agreement (the "SF DIP Credit Facility"). The Company, Holdings and Archibald Candy (Canada) Corporation have guaranteed all obligations of

Sweet Factory, Inc. under the SF DIP Credit Facility. The guaranty by Archibald Candy Corporation is secured by a $1.0 million cash collateral account held by CIT. The SF DIP Credit Facility provides that borrowings thereunder accrue interest at a variable rate equal to the "prime rate" announced from time to time by J.P. Morgan Chase & Co. plus 1.5%.

        Upon the consummation of the sale of substantially all of the assets of the Sweet Factory business to RDR Group, Archibald expects to receive approximately $3.7 million in cash and the SF DIP Credit Facility will be paid in full out of the proceeds of the sale. Also, Archibald's guaranty of the SF DIP Credit Facility will be terminated upon the repayment of the SF DIP Credit Facility and the $1.0 million cash collateral account held by CIT as security for the Archibald guaranty will be released to Archibald.

        Archibald has not made the approximately $8.7 million interest payment that was due on January 2, 2002 on its outstanding $170 million of 10 1/4% senior secured notes due 2004 (the "Senior Notes"), however, holders of approximately 83% in aggregate principal amount of such notes have executed lock-up agreements agreeing to vote in favor of the joint plan or reorganization that Archibald and Holdings have filed in connection with the Archibald bankruptcy. The Senior Notes have been classified as current on Archibald's balance sheet.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's operations are not currently subject to market risks of a material nature for interest rates, foreign currency rates, commodity prices or other market price risks.

        The following is the cash contractual obligations of the Company (in millions) as of May 25, 2002.

	Payments Due by Period
Contractual Obligations		Less than 1 year			After 5 years
	Total		1-3 years	4-5 years

Senior Secured Notes	$185,937	$185,937
Revolving Line of Credit	10,408	10,408
Capital Lease Obligations	158	54	104
Operating Leases	39,099	2,899	23,622	5,893	6,685
Total Contractual Cash Obligations	235,602	199,298	23,726	5,893	6,685

PART II—OTHER INFORMATION:

ITEM 1—LEGAL PROCEEDINGS

        On June 12, 2002, Archibald and Holdings filed voluntary petitions in the Bankruptcy Court for protection under Chapter 11 of the Bankruptcy Code (See Part I, Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations). Archibald and Holdings are operating their business as debtors and debtors in possession. All civil litigation commenced against the Company and Holdings prior to that date has been stayed by operation of law.

        On November 15, 2001, Sweet Factory Group, Inc. and its subsidiaries, all of which are wholly owned subsidiaries of Archibald, filed voluntary petitions in the Bankruptcy Court for protection under Chapter 11 of the Bankruptcy Code (See Part I, Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations). Sweet Factory Group and its subsidiaries are operating their business as debtors and debtors in possession. All civil litigation commenced against Sweet Factory Group and its subsidiaries prior to that date has been stayed by operation of law.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        Archibald is in default under the Indenture pursuant to which it has issued its 10 1/4% senior secured notes as a result of the Archibald Bankruptcy and Archibald's failure to pay the $8.7 million in interest due on such notes on January 1, 2002. Archibald also has failed to make the $8.7 million interest payment due on the notes on July 1, 2002. As of July 15, 2002, the total amount of past due interest on the notes is approximately $18.4 million.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 4.1	Amendment No. 1 to Forbearance Agreement dated as of April 30, 2002 between Archibald Candy Corporation and holders of Archibald's senior secured notes.
Exhibit 4.2	Amendment No. 2 to Forbearance Agreement dated as of May 30, 2002 between Archibald Candy Corporation and holders of Archibald's senior secured notes.
Exhibit 4.3	Lock-Up Agreement dated as of June 12, 2002 between Archibald Candy Corporation and holders of Archibald's senior secured notes.
Exhibit 10.1	Amendment No. 3 to Forbearance Agreement dated as of April 30, 2002 among Archibald Candy Corporation, Fannie May Holdings, Inc., Archibald Candy (Canada) Corporation, and The CIT Group/Business Credit, Inc., as agent and sole lender.
Exhibit 10.2	Amendment No. 4 to Forbearance Agreement dated as of May 30, 2002 between Archibald Candy Corporation, Fannie May Holdings, Inc., Archibald Candy (Canada) Corporation and The CIT Group/Business Credit, Inc., as agent and sole lender.
Exhibit 10.3	Post-Petition Loan and Security Agreement and Guaranty dated as of June 12, 2002 among Archibald Candy Corporation, Foothill Capital Corporation, as Arranger and Administrative Agent, the lenders party thereto and Fannie May Holdings, Inc. and Archibald Candy (Canada) Corporation, as Guarantors.
Exhibit 10.4	Joint Plan of Reorganization of Archibald Candy Corporation and Fannie May Holdings, Inc.
Exhibit 10.5	Asset Purchase Agreement dated as of June 5, 2002 between RDR Group and Sweet Factory Group, Inc. Sweet Factory, Inc., SF Candy Company and SF Properties, Inc.
Exhibit 10.6	Second Amended Plan of Liquidation of Sweet Factory Group, Inc., et al., as modified pursuant to Support Agreement dated May 23, 2002.
Exhibit 10.7	Certificate of Amendment to Certificate of Designation of Junior Class A PIK Preferred Stock of Fannie May Holdings, Inc., as filed on December 18, 2001
Exhibit 10.8	Certificate of Amendment to Certificate of Designation of Junior Class B PIK Preferred Stock of Fannie May Holdings, Inc., as filed on December 18, 2001.

        On March 5, 2002, Archibald filed a Current Report on Form 8-K with the Securities and Exchange Commission that provided information under Item 5— Other Events disclosing that Archibald has entered into a forbearance agreement with holders of its senior secured notes and had entered into an extension of its forbearance agreement with The CIT Group/Business Credit, Inc. The Form 8-K also disclosed that Fannie May Holdings, Inc. had entered into a forbearance agreement with the holders of its senior preferred stock.

        On May 8, 2002, Archibald filed a Current Report on Form 8-K with the Securities and Exchange Commission that provided information under Item 5— Other Events disclosing that Archibald had entered into extensions from April 30, 2002 until May 30, 2002 of the forbearance periods under its forbearance agreements with The CIT Group/Business Credit, Inc. and holders of Archibald's senior secured notes.

        On June 19, 2002, Archibald filed a Current Report on Form 8-K with the Securities and Exchange Commission that disclosed the Chapter 11 bankruptcy filings by Archibald and Fannie May Holdings, Inc. and Archibald's entering into the debtor-in-possession financing with Foothill Capital Corporation, as Arranger and Administrative Agent, and the lenders party thereto.

SIGNATURE

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

ARCHIBALD CANDY CORPORATION
DATE: July 15, 2002	By:	/s/ RICHARD J. ANGLIN Richard J. Anglin VICE PRESIDENT AND CHIEF FINANCIAL OFFICER AND SECRETARY (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

QuickLinks

  PART I—FINANCIAL INFORMATION
  ITEM 1—FINANCIAL STATEMENTS
Consolidated Balance Sheets
Consolidated Statements of Operations (Unaudited)
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
Notes to Consolidated Financial Statements (Unaudited)  May 25, 2002
Consolidating Balance Sheet As of February 23, 2002 (Unaudited)
Consolidating Balance Sheet As of August 25, 2001
Consolidating Statement of Operations for the Three Months Ended May 25, 2002
Consolidating Statement of Operations for the Nine Months Ended May 25, 2002
Consolidating Statement of Operations for the Three Months Ended May 26, 2001
Consolidating Statement of Operations for the Three Months Ended February 24, 2001 (Unaudited)
Consolidating Statement of Cash Flows for the Nine Months Ended May 25, 2002
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidating Statement of Cash Flows for the Nine Months Ended May 26, 2001 (Unaudited) (In thousands)
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II—OTHER INFORMATION
  ITEM 1—LEGAL PROCEEDINGS
  ITEM 3—DEFAULTS UPON SENIOR SECURITIES
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE