Form 10-K
period 2002-08-31
ARCHIBALD CANDY CORP
filed 2002-12-16
CIK 1044269

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED AUGUST 31, 2002.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 022-28628

ARCHIBALD CANDY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	03-0485115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1137 West Jackson Boulevard, Chicago, Illinois (Address of principal executive offices)	60607 (Zip Code)

Registrant's telephone number, including area code: (312) 243-2700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        As of November 1, 2002, the aggregate market value of the registrant's common stock, par value $.01 per share, held by non-affiliates was $5,790,413.

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        As of December 1, 2002, the number of shares outstanding of the registrant's common stock was 276,157.

DOCUMENTS INCORPORATED BY REFERENCE
 None.

CROSS REFERENCE SHEET
AND
TABLE OF CONTENTS

Part I

Item 1—Business

        Except as otherwise noted, the words "we," "us," "our," and similar terms, as well as references to "Archibald" or the "Company" refers to Archibald Candy Corporation, a Delaware corporation and all of its subsidiaries.

General

        Founded in 1921, we are a manufacturer and marketer of quality boxed chocolates and other confectionery items under the Fannie May, Fanny Farmer and Laura Secord brand names. Headquartered in Chicago, Illinois, we market and sell our products through 447 Company-operated stores and approximately 10,000 third-party retail outlets in 17 states and the District of Columbia in the United States and 9 provinces in Canada. We also sell our Fannie May and Fanny Farmer branded products through a variety of non-retail programs, including our corporate gift, mail order and fundraising programs. We believe that consumers widely recognize our products for their quality and value, and that the Fannie May, Fanny Farmer and Laura Secord brand names are among the strongest in the confectionery industry and offer significant opportunities for growth.

        Our sales for fiscal year 2002 were approximately $183.4 million. Operating loss for fiscal 2002 was approximately $7.4 million. Earnings before interest, income taxes, depreciation and amortization for fiscal 2002 (without taking into account our former Sweet Factory business) was approximately $6.6 million, including a $3.0 million increase in packaging expense attributed to a provision for slow-moving and obsolete packaging but excluding reorganization costs, and the costs of our disposition of Sweet Factory Group, Inc. and its subsidiaries.

Recent Developments

        Archibald Reorganization.    Prior to November 1, 2002, we conducted our business as Archibald Candy Corporation, an Illinois corporation ("Archibald Illinois"), a wholly-owned subsidiary of Fannie May Holdings, Inc., a Delaware corporation ("Holdings"). On June 12, 2002, Holdings and Archibald Illinois filed petitions with the United States Bankruptcy Court for the District of Delaware to commence a consolidated voluntary bankruptcy proceeding under Chapter 11 of the U.S. Bankruptcy Code. While in bankruptcy, Holdings and Archibald Illinois continued to manage their properties and operate their businesses in accordance with the applicable provisions of the Bankruptcy Code.

        In connection with the bankruptcy proceeding, Holdings and Archibald Illinois filed a Second Amended Joint Plan of Reorganization (the "Archibald Plan"), which was confirmed by the bankruptcy court on September 25, 2002 and became effective as of November 1, 2002. Pursuant to the Archibald Plan, (i) all of the outstanding equity interests of Holdings and Archibald Illinois were cancelled; (ii) Holdings merged with and into Archibald Illinois; and (iii) Archibald Illinois merged with and into us. As a result, we acquired all of the assets of Holdings and Archibald Illinois. As part of the Archibald Plan, we entered into a new $50 million term loan and revolving credit facility with Foothill Capital Corporation, as administrative agent, to finance our working capital and capital expenditures and to pay the costs of the reorganization. The proceeds of the credit facility also were used, in part, to pay-off the indebtedness outstanding under Archibald Illinois' debtor-in-possession facility. In addition, pursuant to the Archibald Plan, all of the $170 million outstanding principal amount of 10 1/4% senior secured notes due 2004 issued by Archibald Illinois, together with the accrued and unpaid interest thereto, were cancelled and we issued $50 million of 10% secured subordinated notes due 2007 to the holders of the cancelled notes. Also, pursuant to the Archibald Plan, in consideration of the cancellation of the claims of the holders of the cancelled notes and certain general unsecured creditors of Archibald Illinois, we issued (or expect to issue upon completion of the Archibald Plan) to such claimants an aggregate of 276,290 shares of our common stock, par value $.01 per share, which represents 100% of our issued and outstanding common stock.

        Sweet Factory Bankruptcy and Sale.    On December 7, 1998, we acquired Sweet Factory Group, Inc., a Delaware corporation, a leading specialty bulk candy retailer with 190 stores located throughout the United States. Following the acquisition, Sweet Factory operated as a wholly-owned subsidiary of Archibald Illinois. On November 15, 2001, Sweet Factory and its three subsidiaries, Sweet Factory, Inc., SF Candy Company and SF Properties, Inc., filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware under Chapter 11 of the U.S. Bankruptcy Code.

        Through the bankruptcy proceedings, the leases for 90 Sweet Factory stores were rejected and we terminated the employment of approximately 100 full-time and 400 part-time employees. On August 6, 2002, we sold the assets of Sweet Factory and its subsidiaries for $6.6 million to RDR Group, a California corporation. The proceeds of the sale were applied to pay off the debtor-in-possession financing provided by CIT, to pay Archibald Illinois' secured claim, to make cure payments to the landlords under the rejected store leases, to pay administrative expenses, to make a payment to the holders of Archibald Illinois' senior secured notes due 2004 and to make a payment to Sweet Factory's unsecured creditors' class. On October 29, 2002, we dissolved Sweet Factory and its subsidiaries.

        Subsidiaries.    As a result of the Archibald reorganization and the Sweet Factory bankruptcy and sale, we currently have two wholly-owned subsidiaries, Archibald Candy (Canada) Corporation, a Canadian corporation ("Archibald Canada"), and Laura Secord Holdings Corp., a Delaware corporation ("LSHC"). Archibald Canada was created in June 1999 to own and operate substantially all of the assets of the Laura Secord retail business, which we acquired from Nestlè Canada Inc. on June 8, 1999. Laura Secord is the leading retailer of boxed chocolates in Canada, with 172 retail stores and distribution through more than 1,300 third-party retail outlets in Canada. We formed LSHC in October 2002 to hold our equity interest in Archibald Canada.

The Industry

        The U.S. confectionery industry had retail sales of approximately $24.1 billion in 2001. The industry is characterized by moderate long-term growth in consumer demand, with the per capita consumption of candy increasing from approximately 16 pounds in 1980 to over 24 pounds in 2001. The U.S. confectionery market is comprised of two broad sectors: chocolates and non-chocolates, which in 2001 represented approximately 63% and 37% of the confectionery market, respectively. Non-chocolate products include a wide range of confectionery items, including jelly beans, gummi bears, hard candies and licorice. From 1996 to 2001, the pound sales volume in the U.S. chocolate and non-chocolate sectors grew at the rate of 12.0% and 5.7%, respectively. Within the U.S. chocolate sector, total sales of boxed chocolates were approximately $1.7 billion in 2001. Our management believes that the Canadian confectionery industry had retail sales of approximately $1.2 billion in 2001.

Business Strategy

        Our business strategy is to grow our core brands by leveraging these brands through a multi-channeled distribution network. We acquired the Fanny Farmer brand in fiscal 1992 to complement our existing Fannie May brand. Our acquisition of Laura Secord in June 1999 provided us with the leading retailer of boxed chocolates in Canada. We expect to continue to grow our brands with a strategy that includes the following key elements:

  •
  Leverage Company-Operated Stores. We intend to attract new customers and increase store sales by offering new product categories, enhancing customer service and opening new stores on a consistent basis.

  •
  Increase Product Availability. We plan to increase product offerings in Company-operated stores as well as increase sales of all of our brands through third-party channels.

  •
  Grow Non-Retail Sales. We have developed several non-retail sales channels for our Fannie May and Fanny Farmer brands, including our: (1) corporate gift program (2) mail order program and (3) fundraising program. We believe that these non-retail sales channels provide potential future sales growth for all of our brands without the overhead generally associated with maintaining a retail store.

Products

        We manufacture more than 350 chocolate candies and other confectionery items in a variety of packaged forms and market them under the Fannie May, Fanny Farmer and Laura Secord brand names. During the Christmas, Easter and Valentine's Day holiday seasons, we expand our product offerings, including offering products in packages that are specially designed for the holidays. Among our principal products in the United States are our best selling Pixie, Mint Meltaway and Trinidad lines. Our principal products in Canada include Secords, French Crisp and Goldie lines. We also maintain proprietary specifications for a significant amount of our confectionery products, such as seasonal novelties that we purchase from third parties. We also source products for resale from approved vendors, including assorted nuts, hard candy, novelties, ice cream and an extensive line of gift items. Approximately 67% of our net sales in fiscal 2002 were generated by products we manufactured at our Chicago, Illinois facility and 33% by products we purchased from third parties.

        We believe that the superior quality of our products differentiates us from many other confectionery manufacturers. We rely on proven recipes, many dating back to the 1920s, for our traditional chocolates. Because we rely on a high-quality product, it is our policy to destroy products not sold within specified periods.

Manufacturing Operations

        Manufacturing and Production.    All of our manufacturing operations are located in Chicago, Illinois where we also maintain our corporate headquarters as well as cold and dry storage and a distribution center. Following our June 1999 acquisition of Laura Secord, in August 2000, we consolidated the manufacturing and distribution of Laura Secord products with our Chicago, Illinois facilities. Prior to August 2000, we purchased the majority of the Laura Secord products under a co-pack agreement with Nestlè Canada.

        Our manufacturing process is split functionally into cooking, enrobing and packaging. Each area is managed by one department head who in turn reports to the plant manager. Additional departmental detail is shown below.

  •
  Cooking. There are separate cooking areas in the plant for our various products. Gas-fired cooper kettles and steam-jacketed stainless steel kettles are used to cook ingredients to achieve the appropriate moisture level and flavor profile. The finished batches are further processed at the enrobers or in other areas of the plant.

  •
  Enrobing. Approximately 75% of the pounds of candy we produce annually pass through six enrobers ranging in size from 34 to 42 inches. The enrobers form batches of cooked candy into shapes and cover the candy with a variety of coatings, including milk chocolate, vanilla chocolate, liquor chocolate and pastel.

  •
  Packaging. Approximately 75% of the pounds of candy we produce annually are hand-packed into boxes for sale through our Company-operated retail stores or other distribution channels. We utilize six packing lines to place the pieces of candy into distinctive white paper cups and then into boxes. The boxes are wrapped by automatic wrapping machines and placed into corrugated cartons for storage or shipment. Candy that is not packed at our Chicago manufacturing facility is delivered in bulk to our Company-operated stores so that customers can select their own assortments.

        Warehousing and Distribution.    We maintain warehousing and distribution facilities in Chicago, Illinois and Bensalem, Pennsylvania, which facilities have 125,000 and 17,000 square feet of warehousing and distribution space, respectively. These facilities maintain temperature and sanitation controls in order to protect the quality of our products. Employees generally fill orders daily to allow weekly deliveries to our Company-operated Fannie May and Fanny Farmer retail locations and on an "as needed" basis to other locations. Our fleet of 25 trucks services all of our Fannie May and Fanny Farmer stores, with the exception of our Florida, Minnesota and North Dakota store locations. Our trucks are refrigerated in order to provide appropriate shipping conditions for bulk candy, pre-boxed chocolates and necessary shop supplies. Independent distributors, parcel services and selected common carriers and freight forwarding companies supply all of our sales channels and other stores, including all of our Laura Secord stores.

        Suppliers and Purchasing.    Our primary raw materials include chocolate coatings, nutmeats, natural sweeteners, such as corn syrup and sugar, and dairy products, including sweetened-condensed milk, high-butterfat cream and butter. Procurement strategies for our primary raw materials are determined, implemented and monitored on a regular basis by our senior management. We believe that our supply of raw materials is adequate to meet our manufacturing requirements.

        To ensure the consistency of our products, we provide written specifications to our suppliers and require that certificates of analysis accompany each incoming shipment. To assure a continuous supply of certain ingredients, we frequently enter into purchase contracts with a number of reliable suppliers. Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall. Historically, the overall cost of raw materials has remained relatively stable despite susceptibility to fluctuations for specific items.

        We have one or more alternative sources for all essential ingredients of our products and therefore we believe that the loss of any supplier would not have a material adverse effect on our results of operations. In fiscal 2002, we purchased approximately 55% and 35% of our chocolate coatings from Blommer Chocolate Company and ADM Cocoa, respectively. We currently have supply agreements with Blommer through February 28, 2003 on various types of chocolate coatings and through February 28, 2003 with ADM Cocoa. All chocolate coatings prepared for us are proprietary and are produced according to our recipes. We purchase all of the ice cream that we sell in our Laura Secord stores from an affiliate of Nestlè Canada pursuant to our supply agreement with such affiliate.

Marketing and Sales

        We sell our confectionery products through three channels: (1) Company-operated retail, (2) third-party retail and (3) non-retail. In fiscal 2002, sales through our Company-operated stores accounted for $142.3 million, or 77.6%, of our net sales. Third-party retail sales accounted for $23.8 million, or 13.0%, of our net sales in fiscal 2002. Sales though non-retail channels accounted for $17.3 million, or 9.4%, of our net sales in fiscal 2002.

        Company-Operated Retail.    As of August 31, 2002, we sold our products through 447 Company-operated stores: 218 Fannie May stores, 57 Fanny Farmer stores, and 172 Laura Secord stores. These stores were located in 17 states, the District of Columbia and 9 provinces in Canada. See "Properties". Although our Fannie May and Fanny Farmer stores co-exist in certain states, these stores generally do not compete in the same local markets.

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

        Our Laura Secord Company-operated stores consist of both classic stores and combo stores. As of August 31, 2002, of our 172 Laura Secord stores, 155 were Laura Secord classic stores and 17 were Laura Secord combo stores. Classic stores are traditional stores that offer Laura Secord products. Combo stores are co-branded Laura Secord and Hallmark Cards, Inc. retail stores that sell Laura Secord products and gifts together with Hallmark greeting cards and gifts in a single, integrated unit. The Laura Secord portion of the store resembles a classic store in that it includes packaged chocolate displays as well as an individual chocolate and ice cream scooping counter area. The Hallmark portion of the floor space is primarily comprised of display racks of Hallmark greeting cards and related gift items. The combo stores are operated as a joint venture between Laura Secord and Hallmark. Laura Secord sells its products to the combo stores at wholesale prices and accounts for its interest in the joint venture using equity accounting principles. Laura Secord is responsible for the management of the stores and receives a management fee for such services. Profits are split evenly between Laura Secord and Hallmark, and each party receives a manufacturer's margin on the products purchased by the joint venture.

        Our Fannie May and Fanny Farmer stores had average annual sales of approximately $310,000 in fiscal 2002. Our Laura Secord classic and combo stores had average annual sales of approximately $316,000 and $445,000, respectively, in fiscal 2002. Same store sales in our Fannie May and Fanny Farmer stores increased 4.0% and 0.7% in fiscal 2000 and 2001, respectively. In fiscal 2002, same store sales in our Fannie May and Fanny Farmer stores decreased 3.0%. Same store sales in our Laura Secord classic stores increased 7.3% (4.8% in Canadian dollars) in fiscal 2000, decreased 0.3% (increase of 3.5% in Canadian dollars) in fiscal 2001 and decreased 3.6% (0.8% decrease in Canadian dollars) in fiscal 2002. Same store sales in our Laura Secord combo stores increased 5.2% (2.9% in Canadian dollars) in fiscal 2000, decreased 9.0% (5.4% in Canadian dollars) in fiscal 2001 and decreased 3.5% (0.7% decrease in Canadian dollars) in fiscal 2002. The decrease in our same store sales in fiscal 2002 was primarily due to a weak retail environment.

        Since fiscal 1998, we have opened 46 new Company-operated stores and closed 95 Company-operated stores, most of which were unprofitable. Company-operated store openings and closings for fiscal 1998, 1999, 2000, 2001 and 2002 are set forth below.

	Fiscal Year Ended
	August 29, 1998	August 28, 1999	August 26, 2000	August 25, 2001	August 31, 2002
Openings:
Fannie May	9	11	5	3	—
Fanny Farmer	—	—	4	1	—
Laura Secord classic	n/a	—	8	4	1
Laura Secord combo	n/a	—	—	—	—

Total	9	11	17	8	1

Closings:
Fannie May	1	13	5	7	8
Fanny Farmer	13	13	9	5	6
Laura Secord classic	n/a	—	5	2	6
Laura Secord combo	n/a	—	1	—	1

Total	14	26	20	14	21

        Third-Party Retail.    Through our third-party retail channel, we market our Fannie May, Fanny Farmer and Laura Secord branded products to approximately 10,000 grocery stores, drug stores, card and gift stores and other variety stores through our mass market program. This program is designed to make our branded products more readily available to consumers in new and existing markets. Within the mid-priced segment of the U.S. boxed chocolate market, our management has implemented a two-tiered distribution and pricing strategy to differentiate our Fannie May and Fanny Farmer brand names. We utilize the Fannie May brand for our higher price point specialty markets programs and position the Fanny Farmer brand at a lower price point for the mass market.

        Under the mass market program, we distribute Fannie May branded products to retailers who then maintain the products in freezer display cases for sale to their customers. We initiated the program under the Fannie May brand name in the early 1950's as a way to market a limited number of our best-selling assortments through independent retailers on a year-round basis. We have approximately 1,200 accounts, the vast majority of which are in the greater Chicago metropolitan area and include stores operated by Jewel Foods, Osco Drug and Dominick's, which collectively account for over 60% of our third-party retail sales. For fiscal 2002, Fannie May mass market program sales accounted for $9.9 million, or 5.4%, of our net sales.

        In fiscal 1996, we established a national mass market program under the Fanny Farmer brand name. This wholesale program is targeted to grocery stores, drug stores and mass merchandisers, with product availability limited to the peak selling seasons of Christmas, Valentine's Day and Easter. The terms of sale are similar to those terms given to other accounts, but the products for this program are selected and packaged to meet lower price points typical of the mass market. Under this program, we have obtained approximately 8,000 outlets, operated mostly by retail chains, including Target and Albertsons. For fiscal 2002, Fanny Farmer mass market program sales accounted for $7.4 million, or 4.0%, of our net sales.

        In November 1998, we began selling Fannie May boxed chocolates through many of Hallmark Cards, Inc.'s approximately 5,000 Gold Crown stores during the holiday seasons. For fiscal 2002, specialty markets program sales, such as Hallmark's Gold Crown stores, accounted for $1.8 million, or 1.0%, of our net sales. In fiscal 2002, we terminated our agreement with Hallmark.

        We intend to expand Laura Secord's third-party retail sales through agency accounts and sales to the Laura Secord combo stores. These sales accounted for $4.7 million, or 2.6%, of our net sales in fiscal 2002.

        Non-Retail.    Our non-retail channel consists of sales of our Fannie May and Fanny Farmer branded products through our corporate gift, fundraising and mail order catalog programs. Under the corporate gift program, companies and organizations buy large amounts of prepackaged candy for gift-giving purposes, awards or consolidate individual orders from employees or members in order to obtain discount pricing. Historically, we have found a high level of repeat sales in this segment, as corporate gift customers tend to renew or expand on their prior year's order. Our current corporate gift database includes approximately 43,000 customers. The corporate gift program is available year-round, but peaks in activity during the Christmas, Valentine's Day and Easter holiday seasons. A corporate gift catalog is distributed at the beginning of each fiscal year and prior to each holiday season. We also maintain a fundraising program through which we sell our products in connection with fundraising efforts of various organizations throughout the United States. For fiscal 2002, corporate gift and fundraising sales accounted for $8.9 million, or 4.9%, of our net sales.

        In addition, we sell our Fannie May branded products through a mail order program through which customers can order products through a catalog which has a national circulation of over 3.1 million catalogs annually and a database of over 300,000 customers. We send Fannie May mail order catalogs to established and prospective customers during key selling seasons. Mail order catalogs also are made available to the general public through our Company-operated retail stores. Customers can also purchase our products over the internet at our web site (www.fanniemay.com). For fiscal 2002, mail order sales accounted for $8.4 million, or 4.5%, of our net sales.

Competition

        We compete with numerous local and national businesses that manufacture, distribute or retail boxed chocolates and other confectionery products. We also compete with manufacturers, distributors and retailers of other snack food products, including cookies, ice cream and coffee, as well as with gift manufacturers, distributors and retailers, such as florists and card and gift shops, that offer products at comparable prices to those of our products. We believe that our principal competitive strengths lie in our name and brand name recognition and reputation for the quality, value, variety and taste of our products and our expertise in merchandising and marketing of boxed chocolates and other confectionery products. We believe we compete favorably in our markets with respect to value and variety of our products and excel with respect to quality of our products.

        Our Fannie May and Fanny Farmer products generally compete in the quality boxed chocolate market within the United States, which our management believes can be divided into premium, mid-priced and low-priced segments. The low-priced segment in the United States, which represents the largest share of the boxed chocolate market, is generally comprised of products retailing for less than $10.00. The primary competitor in this market is Russell Stover Candies, Inc. which sells under the Whitman's Chocolates and Russell Stover brand names and competes primarily on price for sales to grocery stores, drug stores and discount stores. Although we believe that our Fannie May and Fanny Farmer products compete primarily in the mid-priced segment, we also compete against Russell Stover Candies and other lower-priced suppliers in certain distribution channels.

        The mid-priced boxed chocolate segment in the United States is generally comprised of products retailing between $10.00 and $20.00. We believe that our Fannie May and Fanny Farmer products compete primarily in the mid-priced segment. Competitors in the mid-priced segment consist primarily of local confectionery companies against whom we compete through Company-operated stores on the basis of price and quality. While generally not competing in the same markets as Fannie May and Fanny Farmer, we believe that See's Candies, a subsidiary of Berkshire Hathaway Inc., is the largest participant in the mid-priced segment.

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

        The competition for our Laura Secord branded boxed chocolates consists primarily of (1) Purdy's, a private, family-owned Canadian chocolate retailer, which has an estimated 50 stores located primarily in the provinces of British Columbia and Alberta, and (2) Godiva which has an estimated six stores in Canada. In the scooped ice cream segment, we believe that Laura Secord competes primarily with Baskin Robbins, a scooped ice cream store chain with approximately 270 franchised locations throughout Canada, and numerous independent retailers.

Intellectual Property

        We own numerous trademarks and employ other service marks, symbols, slogans, emblems, logos and designs. The names Fannie May, Fanny Farmer and Laura Secord and product names, including Pixie and Trinidad, are registered trademarks of ours. Our trademarks are material to the sale of our products. Trademarks generally are valid as long as they are in use and/or their registrations are properly maintained and provided that such trademarks have not been found to have become generic.

        Although our recipes and processes that we have developed in the manufacturing of our products are proprietary trade secrets, we have not attempted to obtain patent protection for them.

Employees

        As of August 31, 2002, we employed 3,662 people, of which 1,495 worked in Fannie May and Fanny Farmer stores, 1,316 worked in Laura Secord stores and the remainder worked primarily in our Chicago, Illinois headquarters facility and our Bensalem, Pennsylvania warehouse and distribution facility. Of the total number of employees, 197 were salaried. During periods of high seasonal retail demand in our second and third fiscal quarters, our number of employees typically increases by approximately 1,200 to 1,300, many of whom work part-time in our Company-operated retail stores and manufacturing facility. As of August 31, 2002, over one-half of our hourly store personnel were employed on a part-time basis.

        As of August 31, 2002, 970 of our employees were members of one of the various labor unions that represent our employees. We have seven collective bargaining agreements, all of which expire on or before December 2003. Unionized employees primarily include personnel working in our manufacturing and warehousing facilities and certain employees working at our Fannie May retail stores located in Cook County, Illinois. None of our Fanny Farmer or Laura Secord retail store employees are represented by labor unions. Our management generally considers our employee relations to be good.

Seasonality

        Our sales and earnings are highly seasonal. Historically, our second and third fiscal quarters have generated the highest sales and profits due to increased consumer demand during the Christmas, Valentine's Day and Easter holiday seasons. Our sales generally have been lowest during our fourth fiscal quarter, reflecting reduced demand for our products during the summer months and resulting in an EBITDA loss in this period. In light of the seasonality of our business, results for any interim period are not necessarily indicative of the results that may be realized for the full year. Our working capital requirements also fluctuate throughout the year based on our inventories in anticipation of sales. Our inventory requirements generally are highest during the first four months of our fiscal years as we increase our inventories to accommodate anticipated product sales for the Christmas, Valentine's Day and Easter holiday seasons. Our manufacturing plant currently operates in response to seasonal demands with the busiest seven-month period commencing after Labor Day and running through Easter. There is an annual summer plant shutdown to allow for comprehensive maintenance and cleaning activities.

Regulation

        Companies engaged in the manufacturing, packaging and distribution of food products are subject to extensive regulation by various governmental agencies. For example, our manufacturing and warehousing facilities are subject to inspection by the Food and Drug Administration, Occupational Safety and Health Administration and various other governmental agencies, and our products must comply with regulations under the Federal Food, Drug and Cosmetic Act and with various comparable state statutes regulating the manufacturing and marketing of food products. Our product labeling is subject to and complies with the Nutrition Labeling and Education Act of 1990. Failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of all or a portion of our facilities for an indeterminate period of time. In addition, our Company-owned retail stores are subject to licensing and regulation by the health, sanitation, safety, building and fire agencies in the state or municipality where located. Difficulties or failures in obtaining or maintaining the required licensing or approvals could prevent the continued operation of such stores. We believe we are operating in substantial compliance with all applicable laws and regulations.

Backlog of Orders

        While at any given time we may experience a backlog of orders, the amount of backlog is not material in respect to our total annual sales, nor are the changes from time to time significant.

Research and Development

        We engage in a variety of research and development activities. These activities principally involve development of new products, improvement in the quality of existing products, improvement and modernization of production processes, and the development and implementation of new technologies to enhance the quality of both current and proposed products. Research and development expenses have not been material with respect to our capital expenditures, earnings or competitive position.

Environmental Considerations

        Under various federal, state, provincial and local laws, ordinances and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, in or migrating from such property. Such liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. A number of properties owned by us were formerly operated by others as gasoline stations. We have conducted subsurface investigations at these owned properties and based on these investigations, we have determined that some contamination exists at certain of these sites. We are unaware of any remediation required with respect to such contamination that would have a material impact on our financial condition. However, we cannot assure you that no additional remediation will be required at these sites or that no additional environmental liabilities will arise with respect to these sites.

Financial Information by Geographic Area

        Information concerning our geographic segments is contained in Note 18, "Geographic Information" of the notes to the financial statements included in this report.

Item 2—Properties

        As of August 31, 2002, we operated 447 stores, consisting of 218 Fannie May stores, 57 Fanny Farmer stores and 172 Laura Secord stores. Of the 218 Fannie May stores, 33 are owned by us and 185 are leased by us. We lease all of our Fanny Farmer and Laura Secord stores. Lease terms and rates for our leased stores vary by location with the typical lease providing an average five-year term with a minimum base rent plus additional rent based on a percentage of sales and common area charges. Within four years following August 31, 2002, approximately 74% of our retail store leases are due to expire. We believe that we will be able to renew expiring leases at reasonable rates in the future, but we cannot assure you that we will be able to do so.

        On August 6, 2002, we sold substantially all of the assets of Sweet Factory and its subsidiaries, including 93 Company-operated stores.

        As of August 31, 2002, our Company-operated stores are located in 17 states, the District of Columbia and 9 provinces in Canada as follows:

State/Province	Fannie May	Fanny Farmer	Laura Secord	Total Stores
Alberta	0	0	9	9
British Columbia	0	0	4	4
District of Columbia	1	0	0	1
Florida	10	2	0	12
Illinois	151	0	0	151
Indiana	24	0	0	24
Iowa	2	1	0	3
Manitoba	0	0	7	7
Maryland	1	0	0	1
Massachusetts	0	7	0	7
Michigan	7	6	0	13
Minnesota	2	19	0	21
Missouri	7	0	0	7
New Brunswick	0	0	4	4
Newfoundland	0	0	2	2
New Hampshire	0	1	0	1
New Jersey	1	0	0	1
New York	0	13	0	13
North Dakota	0	1	0	1
Nova Scotia	0	0	4	4
Ohio	0	3	0	3
Ontario	0	0	88	88
Pennsylvania	5	0	0	5
Quebec	0	0	51	51
Saskatchewan	0	0	3	3
Virginia	3	0	0	3
Wisconsin	4	4	0	8

	218	57	172	447

        Fannie May stores typically are found in strip centers and shopping malls or as street-front units and stand-alone roadside sites. Our Fanny Farmer and Laura Secord stores typically are located in shopping malls. The size of our Fannie May and Fanny Farmer stores, excluding kiosks, generally ranges from 600 square feet for mall locations to 2,900 square feet for stand-alone roadside locations, with an average store size of approximately 825 square feet. Our stand-alone roadside structures tend to be among our highest grossing sales locations. Our Laura Secord classic stores average approximately 765 square feet and our Laura Secord combo stores average approximately 3,400 square feet in size.

        In addition to our Company-operated stores, we have four other principal properties: (1) an approximately 320,000 square foot manufacturing, storage and headquarters facility that we own in Chicago, Illinois; (2) an approximately 125,000 square foot warehouse and distribution facility that we lease in Chicago, Illinois; (3) an approximately 17,000 square foot warehouse and distribution facility that we own in Bensalem, Pennsylvania; and (4) an approximately 5,000 square foot office facility that we lease in Toronto, Canada. At our Chicago, Illinois headquarters facility, approximately 162,000 square feet are used for manufacturing, 118,000 square feet for cold and dry storage and 40,000 square feet for office and administrative functions. The lease of our Chicago warehouse and distribution facility expires in June 2004. Our management believes that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current manufacturing and distribution requirements.

Item 3—Legal Proceedings

        On June 12, 2002, our predecessor companies, Archibald Illinois and Holdings, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware for protection under Chapter 11 of the Bankruptcy

Code. See "Business—Recent Developments—Archibald Reorganization" for more information regarding the bankruptcy proceeding.

        On November 15, 2001, Sweet Factory and its subsidiaries, all of which were wholly owned subsidiaries of Archibald Illinois, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware for protection under Chapter 11 of the Bankruptcy Code. See "Business—Recent Developments—Sweet Factory Bankruptcy and Sale" for more information regarding the Sweet Factory bankruptcy proceeding.

        From time to time, we are involved in routine litigation incidental to our business. We are not a party to any pending or threatened legal proceeding which we believe would have a material adverse effect on our results of operations or financial condition. Also, except as otherwise discussed above, we were not a party to any such legal proceeding that terminated during the fourth quarter of fiscal 2002.

Item 4—Submission of Matters to a Vote of Security Holders

        On or about August 14, 2002, Robert L. Berger & Associates, Archibald Illinois' balloting agent, sent to all of Archibald Illinois' creditors, including the holders of Archibald Illinois' 10 1/4% senior notes due 2004, a solicitation package for voting on the Archibald Plan pursuant to which each creditor could vote to either reject or accept the Archibald Plan. The deadline for voting on the Archibald Plan was September 16, 2002. As of the deadline, forty-six ballots were received from the creditors. Of those ballots, 100% (totaling $91,780,000 in dollar amount) were cast in favor of the Archibald Plan.

Part II

Item 5—Market for the Company's Common Equity and Related Stockholder Matters

        Prior to November 1, 2002, Archibald Illinois had 4,210 issued and outstanding shares of common stock, par value $.01, all of which were owned by Holdings. Prior to November 1, 2002, Holdings had four classes of authorized common stock. There were seven holders of record of Holdings' Class A common stock, no outstanding shares of Holdings' Class B common stock, twelve holders of record of Holdings' Class C common stock and one holder of record of Holdings' Class D common stock. There was no established trading market for Archibald Illinois' or Holdings' common stock.

        In connection with the Archibald Plan effective November 1, 2002, Holdings merged with and into Archibald Illinois and Archibald Illinois merged with and into us. Under the terms of the Archibald Plan, in exchange for extinguishing certain claims against Archibald Illinois and Holdings, we issued to the holders of Archibald Illinois' 10 1/4% senior secured notes due 2004 (and, upon completion of the Archibald Plan, we expect to issue to certain general unsecured creditors of Archibald Illinois) an aggregate of 276,290 shares of our common stock, par value $.01 per share, which represents 100% of our issued and outstanding common stock. As of November 1, 2002, our common stock was held by 31 participants of The Depository Trust Company System. The issuance of shares of our common stock pursuant to the Archibald Plan was exempt from registration under the Securities Act of 1933, as amended, as a result of the exemption set forth in Section 1145(a)(1) of the Bankruptcy Code. No person acted as an underwriter of the shares of common stock and except for the extinguishment of claims, we did not receive any cash proceeds or other cash consideration from the issuance of such common stock. There is no established public trading market for our common stock.

        To date, we have not paid cash dividends on our common stock. Any payment of dividends in the future is dependent upon our financial condition, capital requirements and earnings, as well as other factors. We currently intend to retain all future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying dividends in the foreseeable future. Furthermore, our ability to pay dividends in the future is restricted by certain contractual restrictions and restrictions under law. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 14, "Debt" of the notes to the financial statements included in this report for information concerning such restrictions.

Item 6—Selected Financial Data

        The following table presents certain of our historical financial data. The selected historical information as of and for each of the five fiscal years in the period ended August 31, 2002, was derived from our audited financial statements. You should read the information in this table together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements, including the accompanying notes, appearing elsewhere herein.

	Fiscal Year Ended
	August 29, 1998(1)	August 28, 1999(1)	August 26, 2000(1)	August 25, 2001(1)	August 31, 2002(1)
	(Dollars in thousands)
Statement of Operations Data:
Net sales:
Company-operated retail(2)	$91,488	$155,011	$210,350	$202,163	$142,321
Third-party retail(3)	18,276	24,784	22,365	25,817	23,789
Non-retail(4)	18,774	18,709	20,675	21,189	17,269

Net sales	$128,538	$198,504	$253,390	$249,169	$183,379

Gross profit	$81,776	$124,305	$154,854	$145,126	$105,737
Restructuring expense(5)	—	—	780	5,079	—
Write-off of impaired assets(6)	—	—	—	14,593	—
Operating income (loss)	12,539	9,465	3,152	(23,544)	(7,398)
Interest expense	10,346	13,831	18,614	19,139	15,036
Other income and (expense)	1,386	914	244	1,296	689
Reorganization costs(7)	—	—	—	—	9,919
Income tax	276	143	130	132	111
Net income (loss)	3,303	(3,595)	(15,348)	(41,519)	(33,153)
	As of					Pro Forma(8)
	August 29, 1998(1)	August 28, 1999(1)	August 26, 2000(1)	August 25, 2001(1)	August 31, 2002(1)	August 31, 2002(1)
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$13,081	$6,908	$3,120	$2,346	$3,856	$3,356
Working capital (deficiency)	26,988	17,461	3,623	(6,851)	(191,914)	10,327
Total assets	98,089	188,287	184,863	142,111	120,494	114,310
Total long-term debt	100,145	170,335	170,060	170,177	161	60,161
Shareholder's equity (deficit)	(14,944)	(18,536)	(33,734)	(75,604)	(110,920)	18,163
	Fiscal Year Ended
	August 29, 1998(1)	August 28, 1999(1)	August 26, 2000(1)	August 25, 2001(1)	August 31, 2002(1)
		(Dollars in thousands)
Other Data:
EBITDA(9)	$18,964	$23,700	$19,332	$18,015	$3,929
EBITDA, excluding Sweet Factory(10)	18,964	19,075	19,294	20,161	6,641
Cash provided by (used in):
Operating activities	4,206	9,694	(160)	(877)	2,900
Investing activities	(4,709)	(86,627)	(13,779)	328	(1,515)
Financing activities	(2,217)	70,757	10,001	(293)	(521)
Depreciation and amortization	6,233	13,955	15,866	16,611	11,184
Capital expenditures	4,574	7,703	11,107	4,964	2,699
Net sales growth (decline)	4.1%	54.4%	27.6%	(1.7%)	(26.4%)
Gross profit as a percentage of net sales	63.6%	62.6%	61.1%	58.2%	57.7%
EBITDA margin(11)	14.8%	11.9%	7.6%	7.2%	2.1%
Ratio of earnings to fixed charges(12)	1.2	—	—	—	—

	August 29, 1998(1)	August 28, 1999(1)	August 26, 2000(1)	August 25, 2001(1)	August 31, 2002(1)
Store Data:
Number of Company-operated stores at period end(13):
Fannie May/Fanny Farmer stores	317	302	297	289	275
Sweet Factory stores(14)	—	252	232	190	—
Laura Secord stores	—	173	176	178	172

Total number of stores	317	727	705	657	447

Increase (decrease) in same store sales(15):
Fannie May/Fanny Farmer stores	4.2%	0.5%	4.0%	0.7%	(3.0%)
Laura Secord classic stores	n/a	n/a	7.3%	(0.3%)	(3.6%)
Laura Secord classic stores (in Canadian dollars)	n/a	n/a	4.8%	3.5%	(0.8%)

(1)
Our fiscal year ends on the last Saturday in August. Fiscal 1998, 1999, 2000 and 2001 each had 52 weeks (364 days). Fiscal 2002 had 53 weeks.

(2)
Company-operated retail includes sale of products through our Fannie May and Fanny Farmer stores and through our Sweet Factory stores, for the period after December 7, 1998, and Laura Secord stores, for the period after June 8, 1999. Sweet Factory was deconsolidated for financial reporting purposes beginning November 15, 2001 due to its bankruptcy filing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview."

(3)
Third-party retail includes sale of Fannie May, Fanny Farmer and, for the period after June 8, 1999, Laura Secord products through grocery stores, drug stores and other independent retailers that purchase our branded products at wholesale pricing for resale to the consumer. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview."

(4)
Non-Retail includes sale of Fannie May and Fanny Farmer branded products through our corporate gift, mail order and fundraising programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview."

(5)
We recorded a restructuring charge of $5.8 million in fiscal 2001 for the anticipated closing of 67 unprofitable Sweet Factory stores. Of the $5.8 million charge, $0.7 million was included in cost of sales relating to inventory liquidation costs. Approximately $1.4 million of the $5.8 million charge represented cash expenditures for lease termination costs and other costs associated with vacating the stores. The remaining charge of $4.4 million was primarily for the write-off of fixed assets and inventory liquidation costs.

(6)
In connection with the review of the future undiscounted cash flows of the Sweet Factory business, we deemed it necessary to write-off the remaining goodwill associated with the acquisition of Sweet Factory totaling $10.5 million and write-off $4.1 million of property, plant and equipment.

(7)
Reorganization costs represent expenses incurred in connection with Archibald Illinois and Holding's bankruptcy proceedings.

(8)
Reflects the pro forma balance sheet of Archibald as of August 31, 2002 after giving effect to the Archibald Plan which was effective November 1, 2002.

(9)
EBITDA for any period presented above is defined as earnings before interest, income taxes, depreciation and amortization (including depreciation in the Laura Secord joint venture with Hallmark of $107,000, $102,000 and $99,000 in fiscal 2000, 2001 and 2002, respectively). In fiscal 2001, EBITDA also excludes nonrecurring cost of sales, restructuring expense, and the write-off of impaired assets totaling $23.6 million. In fiscal 2002, EBITDA excludes reorganization costs and the disposition of Sweet Factory and its subsidiaries totaling $10.7 million. EBITDA is included because management believes that certain investors may find it useful for analyzing operating performance, leverage and liquidity. EBITDA should not be construed as a measure that is superior to, or a substitute for, operating income or net cash flow provided by operating activities, or as an indicator of liquidity, which are determined in accordance with accounting principles generally accepted in the United States. Other companies may not calculate EBITDA in a similar manner and, for any reason, our measure of EBITDA may not be comparable to that of other companies.

(10)
EBITDA, excluding Sweet Factory for any period, equals EBITDA as computed in Note 9 above, plus negative EBITDA attributed to Sweet Factory's operations for such period and minus positive EBITDA attributed to Sweet Factory's operations for such period.

(11)
EBITDA margin is EBITDA divided by net sales.

(12)
For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness and capitalized interest, amortization of deferred financing costs and that portion of rental expense on operating leases deemed by us to be attributable to interest. For fiscal 1999, 2000, 2001 and 2002, earnings were insufficient to cover fixed charges by approximately $27.1 million, $46.7 million, $73.2 million and $55.5 million, respectively.

(13)
The term "stores" includes retail stores and kiosks.

(14)
On August 6, 2002, we sold substantially all of the assets of Sweet Factory and its subsidiaries. These assets included 93 Company-operated stores.

(15)
Same store sales are defined as the aggregate sales from stores open for the entire periods being compared. Increases or decreases reflect changes from the immediately prior comparable period.

Item 7—Management's Discussion and Analysis of
Financial Condition and Results of Operations

        The following discussion should be read in conjunction with "Selected Financial Data" and the other financial information and data appearing elsewhere herein. Unless otherwise indicated, all references to stores include retail stores and kiosks, but not carts, and are as of August 31, 2002.

Overview

        We are a manufacturer and marketer of quality boxed chocolates and other confectionery items. We manufacture a variety of candies and operate confectionery retail chains under the Fannie May, Fanny Farmer and Laura Secord brand names. As of August 31, 2002, we sold our products through 447 Company-operated stores and approximately 10,000 third party retail outlets in 17 states and the District of Columbia in the United States and 9 provinces in Canada. We also sell our Fannie May and Fanny Farmer branded products through a variety of non-retail programs, including our corporate gift, mail order and fundraising programs.

        Historically, Company-operated retail has represented the most significant distribution channel for our products, accounting for $142.3 million, or 77.6%, of net sales in fiscal 2002. Our third-party retail and non-retail businesses collectively accounted for $41.1 million, or 22.4%, of net sales in fiscal 2002. We are currently focusing on growing sales and earnings by building on our Fannie May, Fanny Farmer and Laura Secord brand names by increasing points of availability for our products.

        Our costs of sales include costs associated with our manufactured products and costs associated with product purchased from third parties and resold by us. The principal elements of our manufactured product costs are raw materials, labor and manufacturing overhead. Raw materials consist primarily of chocolate, nutmeats, sweeteners and dairy products, the overall cost of which has remained relatively stable despite susceptibility to fluctuations for specific items. See "Business-Manufacturing Operations-Suppliers and Purchasing." Labor costs consist primarily of hourly wages and incentives based on achieving operating efficiencies. Manufacturing overhead generally includes employee fringe benefits, utilities, rents and manufacturing supplies. Historically, we generally have been able to raise prices of our products equal to or in excess of any increases in cost of sales; however, there can be no assurance that we will be able to continue to do so in the future.

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

Recent Developments

        On June 12, 2002, our predecessor companies, Archibald Illinois and Holdings, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware for protection under Chapter 11 of the Bankruptcy

Code. See "Business—Recent Developments—Archibald Reorganization" and "—Effect of Bankruptcy Filings—Archibald Illinois and Holdings" for more information regarding the bankruptcy proceeding.

        On November 15, 2001, Sweet Factory and its subsidiaries, all of which were wholly owned subsidiaries of Archibald Illinois, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware for protection under Chapter 11 of the Bankruptcy Code. See "Business—Recent Developments—Sweet Factory Bankruptcy and Sale" and "—Effect of Bankruptcy Filings—Sweet Factory" for more information regarding the Sweet Factory bankruptcy proceeding.

Effect of Bankruptcy Filings

  Archibald Illinois and Holdings

        On June 12, 2002, Holdings and Archibald Illinois filed petitions with the United States Bankruptcy Court for the District of Delaware to commence a joint voluntary bankruptcy proceeding under Chapter 11 of the U.S. Bankruptcy Code. While in bankruptcy, Holdings and Archibald Illinois continued to manage their properties and operate their businesses in accordance with the applicable provisions of the Bankruptcy Code. In connection with the bankruptcy proceeding, Holdings and Archibald Illinois filed the Archibald Plan, which was confirmed by the bankruptcy court on September 25, 2002 and became effective as of November 1, 2002. Pursuant to the Archibald Plan, (i) all of the outstanding equity interests of Holdings and Archibald Illinois were cancelled; (ii) Holdings merged with and into Archibald Illinois; and (iii) Archibald Illinois merged with and into us. As a result, we acquired all of the assets of Holdings and Archibald Illinois. As part of the Archibald Plan, we entered into a new $50 million term loan and revolving credit facility with Foothill Capital Corporation, as administrative agent, to finance our working capital and capital expenditures and to pay the costs of the reorganization. The proceeds of the credit facility also were used, in part, to pay-off the indebtedness outstanding under Archibald Illinois' debtor-in-possession facility. In addition, pursuant to the Archibald Plan, all of the $170 million outstanding principal amount of 10 1/4% senior secured notes due 2004 issued by Archibald Illinois, together with the accrued and unpaid interest thereon, were cancelled and we issued $50 million of 10% secured subordinated notes due 2007 to the holders of the cancelled notes. Also, pursuant to the Archibald Plan, in consideration of the cancellation of the claims of the holders of the cancelled notes and the claims of certain general unsecured creditors of Archibald Illinois, we issued (or expect to issue upon completion of the Archibald Plan) to such claimants an aggregate of 276,290 shares of our common stock, par value $.01 per share, which represents 100% of our issued and outstanding common stock.

        As a result of the effectiveness of the Archibald Plan, we have adopted "fresh-start" reporting as of November 1, 2002 and created a new reporting entity. "Fresh-start" reporting has resulted in the recording of assets at reorganization value and liabilities at the present value of amount to be paid.

        The Archibald reorganization has had a material impact on our liquidity. See "—Liquidity and Capital Resources" for more information regarding the impact of the Archibald reorganization on our liquidity.

  Sweet Factory

        On November 15, 2001, Sweet Factory and its three subsidiaries, Sweet Factory, Inc., SF Candy Company and SF Properties, Inc., filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware under Chapter 11 of the U.S. Bankruptcy Code. Through the bankruptcy proceedings, the leases for 90 Sweet Factory stores were rejected and we terminated the employment of approximately 100 full-time and 400 part-time employees. On August 6, 2002, we sold the assets of Sweet Factory and its subsidiaries for $6.6 million to RDR Group, a California corporation. The proceeds of the sale were applied to pay off the debtor-in-possession financing provided by CIT, to pay Archibald Illinois' secured claim, to make cure payments to the landlords under the rejected store leases, to pay administrative expenses, to make a payment to the holders of Archibald Illinois' senior secured notes due 2004 and to make a payment to Sweet Factory's unsecured creditors' class. On October 29, 2002, we dissolved Sweet Factory and its subsidiaries.

        Sweet Factory and its subsidiaries' financial results are included in our consolidated results through November 15, 2001. Accounting principles generally accepted in the United States generally require that any entity that files for protection under the U.S. Bankruptcy Code whose financial statements were previously consolidated with those of its parent must be prospectively deconsolidated from the parent with the investment accounted for using the cost method. The effects on our balance sheet of this deconsolidation and use of the cost method are that: (i) our investment in Sweet Factory is included as a single amount and (ii) our receivable from Sweet Factory is no longer eliminated. The effect on our income statement is that beginning November 15, 2001, Sweet Factory's operating results are not included in the consolidated results. At November 15, 2001, our investment in Sweet Factory was a negative $17.1 million, and the receivable had a balance of $19.4 million. Because of Sweet Factory's and its subsidiaries' bankruptcies, we determined that the receivable should be reserved for financial reporting purposes. That write-off was first netted against the negative investment balance, with the remaining $2.3 million recorded as a non-operating expense. See Note 4, "Bankruptcy Filing—Sweet Factory" of the notes to the financial statements included in this report for more information regarding the Sweet Factory bankruptcy.

Results of Operations

        The following table and discussion summarize our percentage of net sales, pounds of product sold and average selling price, according to distribution, channel, and the number of our Company-operated stores, in each case, for the periods indicated. Sweet Factory was deconsolidated for financial reporting purposes beginning November 15, 2001 due to its bankruptcy filing. Therefore, the percentage of net sales for Company-operated retail stores for the fiscal year ended August 31, 2002 reflects Sweet Factory only for the period of August 26, 2001 through November 15, 2002 only.

	Fiscal Year Ended
	August 26, 2000	August 25, 2001	August 31, 2002
Percentage of net sales:
Company-operated retail	83.0%	81.1%	77.6%
Third-party retail	8.8	10.4	13.0
Non-retail	8.2	8.5	9.4

	100.0%	100.0%	100.0%

Pounds sold (in millions); Fannie May/Fanny Farmer only:
Company-operated retail	8.2	7.6	7.1
Third-party retail	1.9	2.7	2.4
Non-retail	2.3	2.3	1.6

Total pounds sold	12.4	12.6	11.l

Average selling price per pound; Fannie May/Fanny Farmer only:
Company-operated retail	$11.47	$12.31	$12.37
Third-party retail	8.80	7.52	7.99
Non-retail	9.12	9.29	11.17
Total average selling price	10.63	10.71	11.26
Company-operated stores (at period end)	705	657	447

        As a percentage of net sales, Company-operated retail sales decreased from 83.0% in fiscal 2000 to 77.6% in fiscal 2002. This decrease was primarily due to the deconsolidation of Sweet Factory as well as a weak retail environment in fiscal 2002. From the end of fiscal 2000 to the end of fiscal 2002, the number of Company-operated stores decreased from 705 to 447, primarily as a result of the deconsolidation of Sweet Factory and the closing of unprofitable Fannie May, Fanny Farmer and Laura Secord stores. While sales and pounds sold declined in our Fannie May and Fanny Farmer stores, the average selling price per pound increased from $11.47 to $12.37 from fiscal 2000 to fiscal 2002.

        Pounds sold in our third-party retail sales channel increased from 1.9 million in fiscal 2000 to 2.7 million in fiscal 2001 and decreased to 2.4 million in fiscal 2002. The increase in pounds sold from fiscal 2000 to fiscal 2001 was primarily due to a promotion in the specialty market program in fiscal 2001. The decrease in pounds sold in fiscal 2002 was primarily due to the promotion in the specialty market program not being repeated, which decrease was partially offset by increased sales under the national mass market program.

        Pounds sold in our non-retail sales channel decreased from 2.3 million in fiscal 2000 to 1.6 million in fiscal 2002 as a result of the loss of a key customer in our fundraising business.

Fiscal Year Ended August 31, 2002 Compared to Fiscal Year Ended August 25, 2001

        Net Sales.    Consolidated sales for fiscal 2002 were $183.4 million, a decrease of $65.8 million from $249.2 million for fiscal 2001. The bankruptcy filing and subsequent deconsolidation of Sweet Factory and its subsidiaries accounted for $53.1 million of the decline. Company-operated retail sales, excluding Sweet Factory, for fiscal 2002 were $133.5 million, a decrease of $6.7 million, or 4.8%, from $140.2 million for fiscal 2001. Same store sales decreased 3.0% for Fannie May/Fanny Farmer and 3.6% (0.8% decrease in Canadian dollars) for Laura Secord, primarily due to a weak retail environment. In addition, we had 19 fewer stores as of August 31, 2002 as compared to August 25, 2001. These stores were closed primarily because of the stores being unprofitable. Sales through our third-party retail outlets and non-retail distribution channels decreased $5.9 million to $41.1 million for fiscal 2002, from $47.0 million for fiscal 2001. The decrease was primarily due to lower fundraising sales and an offered promotion to our card and gift business customers, which was not repeated during the current year, offset by increased mass market sales.

        Gross Profit.    Gross profit for fiscal 2002 was $105.7 million, a decrease of $39.4 million from $145.1 million for fiscal 2001. Gross profit, excluding Sweet Factory and $3.9 million in the prior year associated with costs related to the manufacturing start-up of the Laura Secord products beginning in September 2000 and the closing of unprofitable Sweet Factory stores, for fiscal 2002 was $100.2 million, a decrease of $10.4 million or 9.4%, from $110.6 million. The decrease in gross profit dollars was primarily due to lower sales.

        Selling, General and Administrative.    SG&A expenses were $100.9 million for fiscal 2002, a decrease of $31.4 million from $132.3 million for fiscal 2001. SG&A expenses, excluding Sweet Factory, were $92.7 million for fiscal 2002, an increase of $1.0 million, or 1.1%, from $91.7 million for fiscal 2001. The increase was primarily due to a $3.0 million increase in packaging expense attributed to a provision for slow moving and obsolete packaging and wrapping materials, which was partially offset by expenses associated with the decrease in net sales.

        Restructuring Expense.    We recorded a restructuring charge of $5.8 million in fiscal 2001 for the anticipated closing of 67 unprofitable Sweet Factory stores. Of the $5.8 million charge, $0.7 million was included in cost of sales relating to inventory liquidation costs. Approximately $1.4 million of the $5.8 million charge represented cash expenditures for lease termination costs and other costs associated with vacating the stores. The remaining charge of $4.4 million was primarily for the write-off of fixed assets and inventory liquidation costs. There were no such expenses recorded in fiscal 2002.

        Write-off of Impaired Assets.    In connection with the review of the future undiscounted cash flows of the Sweet Factory business, we deemed it necessary in fiscal 2001 to write-off the remaining goodwill associated with the acquisition of Sweet Factory totaling $10.5 million and write-off $4.1 million of property, plant and equipment. There were no such expenses recorded in fiscal 2002.

        Other (Income) and Expense.    Included in other expenses in fiscal 2002 is a charge of $0.7 million associated with the net write-off (for financial reporting purposes) of a $19.4 million receivable due from the Sweet Factory subsidiaries as a result of the Sweet Factory bankruptcy, after first offsetting $17.1 million of that write-off against our negative investment balance in Sweet Factory and net proceeds from the sale of Sweet Factory of $1.6 million.

        Operating Income (Loss).    Operating loss was $7.4 million for fiscal 2002, an improvement of $16.1 million from operating loss of $23.5 million for fiscal 2001. Operating loss was $4.2 million for fiscal 2002, excluding Sweet Factory, which is a decrease of $10.8 million from operating income of $6.6 million for fiscal 2001, excluding cost of sales, non-recurring, restructuring expense, write-off of impaired assets and Sweet Factory. The decrease was primarily due to lower sales and increase in packaging expense described above.

        Interest Expense.    Interest expense for fiscal 2002 was $15.0 million, a decrease of $4.1 million from $19.1 million for fiscal 2001. This decrease was primarily due to no longer recording interest expense on the $170 million of senior secured notes due 2004 issued by Archibald Illinois upon commencement of the Archibald bankruptcy proceedings on June 12, 2002.

        Reorganization Costs.    On June 12, 2002, our predecessor companies, Archibald Illinois and Holdings, filed petitions in the United States Bankruptcy Court for the District of Delaware to commence a consolidated voluntary bankruptcy proceeding under Chapter 11 of the United States Bankruptcy Code. In connection with these proceedings and the corresponding restructuring of our balance sheet, we wrote off $5.3 million of deferred financing fees and we incurred $4.6 million in professional fees and other expenses associated with these proceedings.

        EBITDA.    EBITDA, excluding the effect of the disposition of Sweet Factory of $0.7 million, the Sweet Factory EBITDA loss of $2.7 million and the reorganization costs of $9.9 million, was $6.6 million for fiscal 2002, as compared to $20.1 million for fiscal 2001, excluding restructuring expense of $5.1 million, write-off of impaired assets of $14.6 million, non-recurring cost of sales of $3.9 million and the Sweet Factory EBITDA loss of $2.1 million. This decrease is primarily due to lower sales and the increase in packaging expense described above.

        Net Income (Loss).    Net loss for fiscal 2002 was $33.2 million, a decrease of $8.3 million from net loss of $41.5 million for fiscal 2001.

        Income Tax.    Income tax expense for fiscal 2002 and 2001 was $0.1 million.

Fiscal Year Ended August 25, 2001 Compared to Fiscal Year Ended August 26, 2000

        Net Sales.    Consolidated sales for fiscal 2001 were $249.2 million, a decrease of $4.2 million, or 1.7% from $253.4 million for fiscal 2000. This decrease was primarily due to the closing of unprofitable Sweet Factory stores. Sales increased for both Fannie May/Fanny Farmer and Laura Secord. Company-operated retail sales for fiscal 2001 were $202.2 million, a decrease of $8.2 million, or 3.9%, from $210.4 million for fiscal 2000. This decrease was due primarily to the closing of Sweet Factory stores and a decline in Sweet Factory same store sales. Same store sales increased 0.7% for Fannie May/Fanny Farmer and decreased 5.5% for Sweet Factory. Laura Secord same store sales decreased 0.3% in U.S. currency; however, increased by 3.5% in Canadian dollars. Sales through third-party retail outlets and non-retail distribution channels increased $4.0 million, or 9.3%, to $47.0 million for fiscal 2001 from $43.0 million for fiscal 2000.

        Gross Profit.    Gross profit for fiscal 2001 was $145.1 million, a decrease of $9.8 million, or 6.3%, from $154.9 million for fiscal 2000. This decrease in gross profit dollars was due primarily to manufacturing start-up costs of $3.2 million and inventory liquidation costs relating to the closing of unprofitable Sweet Factory stores totaling $0.7 million (see "Restructuring Expense" discussion below), and an increase in cost of sales for Laura Secord product; which was partially offset by higher profit margins at the Fannie May/Fanny Farmer retail stores. Manufacturing start-up costs relate to our acquisition of the Laura Secord retail business from Nestlè Canada, Inc, including the consolidation of the manufacturing and distribution of Laura Secord products with our Chicago, Illinois facilities. Gross profit as a percentage of net sales, without giving effect to the manufacturing start-up costs of $3.2 million and Sweet Factory nonrecurring costs of $0.7 million, decreased to 59.8% for fiscal 2001 from 61.1% for fiscal 2000. The decrease in gross profit percentage was due primarily to the increased cost of sales for Laura Secord product.

        Selling, General and Administrative.    SG&A expenses were $132.3 million for fiscal 2001, a decrease of $2.0 million, or 1.5%, from $134.3 million for fiscal 2000. This decrease was due primarily to lower administrative wages associated with a reduction in our workforce and the closing of unprofitable Sweet Factory stores, partially offset by an increase in healthcare costs. As a percentage of net sales, SG&A expenses were 53.1% for fiscal 2001 compared to 53.0% for fiscal 2000.

        Restructuring Expense.    We recorded a restructuring charge of $5.8 million in fiscal 2001 for the anticipated closing of 67 unprofitable Sweet Factory stores. As of August 25, 2001, 41 stores were closed. Of the $5.8 million charge, $0.7 million was included in cost of sales relating to inventory liquidation costs. Approximately $1.4 million of the $5.8 million charge represented cash expenditures for lease termination costs and other costs associated with vacating the stores. The remaining charge of $4.4 million was primarily for the write-off of fixed assets and inventory liquidation costs.

        Write-off of Impaired Assets.    In connection with the review of the future undiscounted cash flows of the Sweet Factory business, we deemed it necessary to write-off the remaining goodwill associated with the acquisition of Sweet Factory totaling $10.5 million and write-off $4.1 million of property, plant and equipment.

        Operating (Income) Loss.    Operating loss was $23.5 million for fiscal 2001, a decrease of $26.7 million from $3.2 million of operating income for fiscal 2000. The decrease in operating income was due primarily to the restructuring charge for the closing of unprofitable Sweet Factory stores, the nonrecurring cost of sales, the write-off of impaired Sweet Factory assets and an increase in the cost of sales for Laura Secord product.

        Interest Expense.    Interest expense was $19.1 million for fiscal 2001, an increase of $0.5 million from $18.6 million in fiscal 2000. The increase was primarily due to a higher average debt balance under our revolving line of credit in fiscal 2001 as compared to fiscal 2000.

        EBITDA.    EBITDA, excluding restructuring expense of $5.1 million, nonrecurring cost of sales of $3.9 million, and the write-off of impaired assets of $14.6 million, decreased by $1.3 million, or 6.7%, to $18.0 million for fiscal 2001, as compared to $19.3 million for fiscal 2000.

        Net Loss.    Net loss for fiscal 2001 was $41.5 million, an increase of $26.2 million from a net loss of $15.3 million for fiscal 2000. This increase was due primarily to the decrease in operating income and additional interest expense, offset by other income.

        Income Tax.    Income tax expense for fiscal 2001 and 2000 was $0.1 million.

Liquidity and Capital Resources

  Operating Activities

        The Archibald reorganization and the Sweet Factory bankruptcy and sale have had a material impact on our liquidity. As a result of the Archibald Plan effective as of November 1, 2002, $170.0 million in principal of Archibald Illinois' 10 1/4% senior secured notes due 2004 has been extinguished and we have issued and have outstanding $50.0 million of 10% secured subordinated notes due 2007. We expect this will generate annual interest savings of approximately $12.4 million. In addition, approximately $13.5 million in mandatory redemption payments that were owed by Holdings on its senior preferred stock have been eliminated and approximately $23.3 million in mandatory redemption payments that would have been owed by Holdings on its junior preferred stock in March 2006 also have been eliminated. We have also terminated unprofitable store leases and renegotiated certain leases and contracts with favorable terms, which we expect will generate annual savings of approximately $0.2 million. The cash costs of the Archibald reorganization are expected to total approximately $6.4 million.

        Our liquidity requirements have arisen principally from the Archibald Illinois and Sweet Factory reorganizations and from various capital expenditures, seasonal and general working capital requirements and debt service obligations. We have satisfied these requirements during the past three fiscal years primarily with (1) term and revolver borrowings and (2) cash generated by operating activities. During fiscal 2000, 2001 and 2002, the net cash generated by (used in) operating activities was $(0.2) million, $(0.8) million and $2.9 million, respectively. In an effort to improve working capital, inventories in fiscal 2001 were reduced by $10.3 million. The increase in net cash provided by operating activities in fiscal 2002 was due primarily to the non-payment of interest on Archibald Illinois' senior secured notes due 2004.

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

  Investing Activities

        Our capital expenditures for fiscal 2000, 2001 and 2002 were $11.1 million, $5.0 million and $2.8 million, respectively. Capital expenditures for fiscal 2000 through 2002 related primarily to the remodeling of existing Fannie May, Fanny Farmer and Laura Secord stores and improvements in our management information systems and in fiscal 2000 also include the remodeling and expansion of our Chicago facilities as a result of the Laura Secord and Sweet Factory acquisitions. Investing activities in fiscal 2001 also includes $5.3 million of proceeds from the sale of an owned store property and in fiscal 2002 includes $1.6 million of net proceeds from the disposition of Sweet Factory and its subsidiaries.

  Financing Activities

  CIT Facility

        On June 28, 2001, our predecessor company Archibald Illinois and its subsidiary, Sweet Factory, entered into a revolving credit facility with The CIT Group/Business Credit, Inc., as agent (the "CIT Facility"). The initial borrowings under the CIT Facility were used, in part, to pay all outstanding obligations under Archibald Illinois' revolving credit facility with Bank One, NA, as agent, which facility was then terminated. The CIT Facility provided for revolving loans and letter of credit issuances, subject to certain borrowing conditions, in an aggregate amount at any time not to exceed the lesser of (1) $30.0 million (or specified lower amounts at certain times of the year) and (2) a borrowing base comprised of a percentage of eligible accounts receivable and inventory and owned store locations.

        The CIT Facility was secured by first priority liens on Archibald Illinois' and Sweet Factory's accounts receivable, and inventory, and the Company-owned store locations, and the proceeds therefrom. The subsidiaries of Archibald Illinois and Sweet Factory, including Archibald Canada, guaranteed all obligations under the CIT Facility and granted to the agent under the CIT Facility a first priority lien on their accounts receivable, inventory, and the proceeds therefrom. In addition, Holdings guaranteed all obligations under the CIT Facility and granted to CIT a first priority lien on all of its assets, including all the outstanding shares of common stock of Archibald Illinois.

        As of June 14, 2002, there was an aggregate of $13.9 million outstanding under the CIT Facility. On June 14, 2002, proceeds from borrowings under the Archibald DIP Credit Facility were used to pay all outstanding obligations under the CIT Facility and the CIT Facility was then terminated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities—Archibald DIP Credit Facility."

  Sweet Factory DIP Credit Facility

        In connection with the Sweet Factory Bankruptcy, on November 15, 2001, CIT and Sweet Factory entered into a post-petition credit, security and guaranty agreement (the "SF DIP Credit Facility"). Archibald Illinois, Holdings and Archibald Canada and Sweet Factory's subsidiaries guaranteed all obligations of Sweet Factory under the SF DIP Credit Facility. The guaranty by Archibald Illinois was secured by a $1.0 million cash collateral account held by CIT. The SF DIP Credit Facility was for one year and provided for revolving loans at any time not to exceed the lesser of (1) $2.0 million and (2) a borrowing base comprised of a percentage of Sweet Factory's eligible inventory plus a $1.0 million overadvance, subject to certain reserves.

        As of August 6, 2002, an aggregate of $0.5 million of revolving loans were outstanding under the SF DIP Credit Facility. Proceeds from the August 6, 2002, sale of assets of Sweet Factory and its subsidiaries were used to pay all outstanding obligations under the SF DIP Credit Facility and the $1.0 million cash collateral account held by CIT as security for the Archibald Illinois guaranty was released. The SF DIP Facility was then terminated.

  Archibald DIP Credit Facility

        In connection with the Archibald Reorganization, on June 14, 2002, Archibald Illinois entered into a post-petition loan and security agreement and guaranty (the "Archibald DIP Credit Facility") with Foothill Capital Corporation, as the arranger and administrative agent, the lenders party thereto and Holdings and Archibald Canada, as guarantors. Under the Archibald DIP Credit Facility, the lenders agreed to make available to Archibald Illinois (a) a $25.0 million revolving credit facility, pursuant to which Archibald Illinois could borrow up to the lesser of (i) $25.0 million and (ii) a borrowing base comprised of certain percentages of eligible accounts receivable and inventory, subject to certain reserves, and (b) an aggregate of $20.0 million in term loans. Initial borrowings under the Archibald DIP Credit Facility were used to pay-off in full the CIT Facility.

        As of November 1, 2002, an aggregate of $30.3 million was outstanding under the Archibald DIP Credit Facility. In connection with the Archibald Plan effective November 1, 2002, all outstanding amounts under the Archibald DIP Credit Facility were repaid in full from proceeds of the initial borrowings under our New Credit Facility and the Archibald DIP Credit Facility was terminated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities—New Credit Facility."

  New Credit Facility

        On November 1, 2002, we entered into a loan and security agreement and guaranty with the financial institutions signatory thereto and Foothill Capital Corporation, as administrative agent (the "New Credit Facility"). The New Credit Facility was extended to us in connection with our emergence from bankruptcy and replaced the financing provided pursuant to the Archibald DIP Credit Facility, which was terminated pursuant to the Archibald Plan.

        The New Credit Facility provides up to $50 million in credit, which is comprised of a revolving loan facility, a term loan A, a term loan B and letter of credit issuances. Under the revolving loan facility, we may, subject to certain borrowing conditions, incur revolving loans in an amount up to the lesser of (1) $30.0 million and (2) a borrowing base comprised of a percentage of eligible accounts receivable and eligible inventory, which borrowing base components are subject to certain limits, minus a reserve of $2.5 million (as such amount may be reduced in accordance with the provisions of the loan agreement) and minus certain additional reserves which may from time to time be imposed by Foothill. Revolving loans are due and payable in full on November 1, 2005 (the "Maturity Date").

        Subject to certain conditions, the term loan A will be made available to us from July 1 through December 31 of each calendar year, with any outstanding obligations under such term loan to be repaid in full on December 31 of each year. Subject to any applicable reserves, in 2002, term loan A shall not exceed the lesser of (1) $10.0 million and (2) a specified percentage of the value of our equipment and real property. In 2003, term loan A shall not exceed the lesser of (1) $9.0 million and (2) a specified percentage of the value of our equipment and real property. In 2004, term loan A shall not exceed the lesser of (1) $7.0 million and (2) a specified percentage of the value of our equipment and real property and between July 1, 2005 and the Maturity Date, term loan A shall not exceed $5.0 million. In addition to the term loan A, on November 1, 2002, term loan B was extended to us in an amount equal to $10.0 million. The outstanding principal amount of term loan B is due and payable in full on the Maturity Date; provided, that if at any time the outstanding principal amount of term loan B shall be less than $5.0 million as a result of mandatory or voluntary prepayments, the remaining amount of term loan B shall be immediately due and payable (subject to certain exceptions).

        The New Credit Facility provides the various interest rates which are applicable to the revolving loans and term loans thereunder. At our election, revolving loan advances will bear interest at either (a) a variable per annum rate equal to the "prime rate" announced from time to time by Wells Fargo Bank, National Association (the "Prime Rate"), plus 0.50% or (b) a variable per annum rate equal to the "LIBOR" rate determined by Foothill in accordance with its customary procedures, plus 2.75%. Term loan A bears interest at the Prime Rate, plus 2.0%. Term loan B bears interest at a per annum rate equal to (A) the greater of (x) the Prime Rate plus 3.0% and (y) 7.75%, plus (B) 4.75% (the "PIK Amount"), which PIK Amount shall be paid in kind by being added to the principal amount of term loan B. The PIK Amount is subject to reduction in calendar year 2003 if there shall not exist any default or event of default under the New Credit Facility.

        The New Credit Facility is secured by first priority liens on all of our assets and all of the proceeds therefrom. Our wholly-owned subsidiaries, Laura Secord Holdings Corp. and Archibald Canada (together, the "Guarantor Subsidiaries") have guaranteed all of our obligations under the New Credit Facility and granted a first priority lien in all of their respective assets and the proceeds therefrom as security for such guarantees.

        The New Credit Facility contains various business and financial covenants including, among other things, limitations on dividends, redemptions and repurchases of capital stock, limitations on the incurrence of and payments in respect of indebtedness, limitations on asset dispositions, limitations on capital expenditures and requirements to maintain of certain targeted EBITDA amounts. The New Credit Facility also requires us to make prepayments of the loans in certain circumstances, including, among other things, from our excess cash flow, as defined, and from proceeds of certain asset sales, insurance and condemnation proceeds (unless we are permitted to repair or replace the applicable collateral as provided in the loan agreement), and in the event that certain financial tests are not met. These loan restrictions could restrict corporate activities, including our ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

  Secured Subordinated Notes

        In connection with the Archibald Plan, concurrently with the execution and delivery of the New Credit Facility, pursuant to an Indenture dated November 1, 2002 (the "Indenture") between us, the Guarantor Subsidiaries and BNY Midwest Trust Company, as trustee (the "Trustee"), we issued $50.0 million in aggregate principal amount of our 10% Secured Subordinated Notes due 2007 (the "Notes") in a transaction exempt from registration under the Securities Act of 1933, as amended. The Notes were issued in replacement of those certain 10 1/4% senior secured notes totaling $170.0 million due 2004 issued by Archibald Illinois pursuant to the Indenture dated July 2, 1997 (as amended and supplemented) between Archibald Illinois and The Bank of New York, as trustee, which indenture (and the notes issued thereunder) were terminated pursuant to the Archibald Plan.

        Interest is payable under the Notes at the rate of 10% per annum and interest payments are to be made semi-annually on January 1 and July 1 of each year, and on the maturity date, commencing on January 1, 2003. On or prior to November 1, 2005, we may elect, in the judgment of our Board of Directors, to make all or a portion of each such interest payment in cash or by issuing new promissory notes (each a "PIK Note") with a principal amount, in each case, equal to the amount of interest that each holder of a Note was due on the interest payment date and which we have elected to pay by issuance of the PIK Note; provided, however, unless certain conditions are satisfied, the New Credit Facility requires that interest accrued under the Notes be paid by the issuance of PIK Notes.

        The Notes are secured by a second priority lien on all of our assets and all of the proceeds therefrom. The Guarantor Subsidiaries have guaranteed all of our obligations under the Indenture (including the Notes) and granted a second priority lien in all of their respective assets and the proceeds therefrom as security for such guarantees. The liens in favor of the Trustee are subordinate to the liens granted by us and the Guarantor Subsidiaries in favor of Foothill under the New Credit Facility. The manner and terms under which the liens granted to the Trustee under the Indenture are subordinated to the liens in favor of Foothill under the New Credit Facility are as set forth in the Indenture.

        The Indenture contains various business covenants including, among other things, limitations on dividends, redemptions and repurchases of capital stock, limitations on the incurrence of indebtedness and limitations on asset dispositions. The Indenture also requires us to make an offer to repurchase Notes in certain circumstances, including, among other things, to the extent net cash proceeds from asset sales exceed a certain threshold amount (but only to the extent such proceeds are not reinvested or used to repay certain other indebtedness). These restrictions could restrict corporate activities, including our ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

Critical Accounting Policies and Estimates

        Financial Reporting Release No. 60, issued by the Securities and Exchange Commission, requires all registrants to discuss "critical" accounting policies or methods used in the preparation of financial statements. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations, and require management's most difficult, subjective or complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain.

        Inventories.    Inventories are stated at the lower of cost or market. Inventories are valued primarily at either average or first in, first out (FIFO) cost. Supply inventories are relieved monthly based on an estimated gross margin and adjusted to actual upon the taking of an annual physical inventory at the end of July. In fiscal 2002, we recorded a reserve for supply inventories of approximately $3.0 million. This reserve relates primarily to the discontinuance of certain product lines for which we had unique packaging, and other slow-moving and obsolete packaging and supply inventories. We will write-off those items which are deemed obsolete and periodically monitor the inventories for other potential slow moving and obsolete items.

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

        The following table summarizes our net sales and EBITDA by quarter for fiscal 2001 and 2002. EBITDA in fiscal 2001 and 2002 excludes restructuring expense, manufacturing start-up costs and the write-off of impaired assets, the disposition of Sweet Factory and its subsidiaries and reorganization costs. EBITDA, excluding Sweet Factory for any period, equals EBITDA plus negative EBITDA attributed to Sweet Factory's operations for such period and minus positive EBITDA attributed to Sweet Factory's operations for such period.

	First Quarter Ended Nov. 25, 2000	Second Quarter Ended Feb. 24, 2001	Third Quarter Ended May 26, 2001	Fourth Quarter Ended Aug. 25, 2001	First Quarter Ended Nov. 24, 2001	Second Quarter Ended Feb. 23, 2002	Third Quarter Ended May 25, 2002	Fourth Quarter Ended Aug. 31, 2002
			(Dollars in thousands)
Net sales	$52,547	$102,494	$57,901	$36,227	$42,375	$81,213	$37,325	$22,466
EBITDA	170	25,748	461	(8,364)	(4,824)	20,595	141	(11,983)
EBITDA, excluding Sweet Factory	1,242	25,021	1,506	(7,608)	(2,095)	20,595	141	(11,983)

Item 7A—Quantitative and Qualitative Disclosure of Market Risk

        Our operations are not currently subject to market risks of a material nature for interest risks, foreign currency rates, commodity prices or other market price risks. During fiscal year 2003, we have experienced an increase in the cost of chocolate, our largest raw material, as a result of higher cocoa bean prices, which has been influenced by events in the Ivory Coast.

        The following is a chart of our cash contractual obligations (in millions) as of August 31, 2002:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior Secured Notes	$186,775	$186,775
Revolving Line of Credit	20,149	20,149
Capital Lease Obligations	180	73	107
Operating Leases	39,924	10,395	19,222	3,304	7,003
Total Contractual Cash Obligations	247,028	217,392	19,329	3,304	7,003

Item 8—Financial Statements and Supplementary Data

        The audited consolidated financial statements of Archibald Candy Corporation and its subsidiaries are included in this report beginning at page F-1.

Item 9—Changes in and Disagreements with Accountants
On Accounting and Financial Disclosures

        During fiscal 2001 and fiscal 2002, there has been no change in our accountants or any disagreement between our management and our accountants on any matter of accounting principles or practices or financial statement disclosures.

Part III

Item 10—Directors and Executive Officers of the Company

Directors and Management Employees

        The following table and summary below set forth certain information with respect to the directors and management employees of Archibald Illinois as of August 31, 2002.

Name	Age	Position with the Company
Directors and Executive Officers:
Thomas H. Quinn	55	Chairman of the Board*
Ted A. Shepherd	43	President and Chief Executive Officer, Director*
Richard J. Anglin	47	Vice President, Chief Financial Officer and Secretary*
John W. Jordan II	54	Director*
Adam E. Max	44	Director, Vice President, Assistant Treasurer and Assistant Secretary*
Jeffrey J. Rosen	53	Director*
Gregory W. Ward	28	Director*
Management Employees:
Alan W. Petrik	49	Vice President—Real Estate
Peter A. Kapferer	41	Vice President—Operations
Joseph Chipollini	51	Vice President—Retail Operations
Nicholas Podoba	56	Vice President—Human Resources
Anne Findley	38	Vice President—Marketing
G. Andrew Greenawalt	41	Vice President—Materials Management
Edward W. Goralski	36	Controller and Assistant Secretary

*
Reflects positions held with both Archibald Illinois and Holdings.

        Mr. Quinn served as the Chairman of the Board of Archibald Illinois from 1991 until November 1, 2002. Mr. Quinn served as Archibald Illinois' Chief Executive Officer from 1991 until June 5, 2002. Since 1988, Mr. Quinn has also been the President, Chief Operating Officer and a director of Jordan Industries, Inc., a diversified industrial holding company affiliated with The Jordan Company. Mr. Quinn also is a director of other affiliates of Jordan Industries, as well as other privately held companies.

        Mr. Shepherd served as Archibald Illinois' President and Chief Executive Officer from June 5, 2002 until November 1, 2002. Mr. Shepherd served as President and Chief Operating Officer of Archibald Illinois from 1996 until June 5, 2002. Mr. Shepherd joined Archibald Illinois in December 1993 as Vice President of the Specialty Division and was named Vice President of Sales and Marketing in 1995. Mr. Shepherd has over 20 years of general management, sales and marketing experience in the confectionery industry. Prior to joining Archibald Illinois, Mr. Shepherd worked for 11 years at Mars, Incorporated and affiliated entities, where he held a variety of sales, marketing and general management positions. Mr. Shepherd was elected a director of Archibald Illinois on October 24, 2000.

        Mr. Anglin was hired in September 2000 as Archibald Illinois' Vice President, Chief Financial Officer and Secretary and served in these positions until November 1, 2002. Mr. Anglin has over 18 years of financial and operational experience in the retail industry. Prior to joining Archibald Illinois, Mr. Anglin worked for two years as Executive Vice President and Chief Financial Officer for Florsheim Group, Inc., two years as Vice President of Store Operations for Service Merchandise, and six years as Vice President of Operations and Chief Financial Officer for Mark Shale.

        Mr. Jordan served as one of Archibald Illinois' directors from 1991 until November 1, 2002. Mr. Jordan is a managing director of The Jordan Company, which he founded in 1982. Mr. Jordan is also a director of Jordan Industries, Inc. and other affiliates of The Jordan Company, as well as other privately-held companies.

        Mr. Max served as one of Archibald Illinois' directors from 1991 until November 1, 2002. Mr. Max is a managing director of The Jordan Company, which he joined in 1986.

        Mr. Rosen served as one of Archibald Illinois' directors from 1997 until November 1, 2002. Mr. Rosen is a partner in the law firm of Debevoise & Plimpton, counsel for TCW Capital.

        Mr. Ward served as one of Archibald Illinois' directors from December 2002 until November 1, 2002. Mr. Ward is an assistant vice president of TCW Capital.

        Mr. Petrik served as Archibald Illinois' Vice President of Real Estate until November 1, 2002. He had been with Archibald Illinois for 23 years and had held various senior management positions including Vice President of Manufacturing and Vice President of Operations.

        Mr. Kapferer was hired in April 2002 as Archibald Illinois' Vice President of Operations and served in that capacity until November 1, 2002. Prior to joining Archibald Illinois, Mr. Kapferer worked as Vice President and General Manager for Backerhaus Viet Ltd. Prior to that, he was with Nestlè Canada Inc. for 11 years where he held a variety of manufacturing and operations positions, including Director of Operations for their Birchmount plant.

        Mr. Chipollini served as Archibald Illinois' Vice President of Retail Operations from April 1998 until November 1, 2002. Mr. Chipollini joined Archibald Illinois in April 1995 as East Coast Regional Manager. Prior to joining Archibald Illinois, Mr. Chipollini worked for four years at Crystal Brands, where he served as a District Manager.

        Mr. Podoba was hired as Archibald Illinois' Vice President of Human Resources in October 1998 and served in that capacity until November 1, 2002. Mr. Podoba has over 27 years of experience in human resource management. Prior to joining Archibald Illinois, Mr. Podoba worked for seven years at Northwestern Memorial Faculty Foundation, where he served as Director of Human Resources.

        Ms. Findley served as Archibald Illinois' Vice President of Marketing from August 2002 until November 2002. Prior to that, Ms. Findley served in a series of progressive marketing and management roles. Ms. Findley has over 15 years of sales and marketing experience, primarily in the confectionery industry, and worked as a Category Manager for Amurol Confections, a division of the William Wrigley, Jr. Company, prior to joining Archibald.

        Mr. Greenawalt was hired as Archibald Illinois' Vice President-Materials Management in May 2001 and served in that capacity until November 1, 2002. Mr. Greenawalt has 19 years of supply chain and operational experience. Prior to joining Archibald Illinois, he led the operations and supply chain team of an internet food start-up and was Vice President of Operations for Global Material Technologies, an international consumer and automotive products manufacturer. Mr. Greenawalt also spent over seven years in various supply chain positions with American National Can Corporation.

        Mr. Goralski was hired as Archibald Illinois' Controller and Assistant Secretary in January 2000 and served in that capacity until November 1, 2002. Mr. Goralski has 14 years of accounting experience. Prior to joining Archibald Illinois, Mr. Goralski held positions as Director of Accounting and Manager of Financial Reporting at Montgomery Ward for over two years, Manager of Financial Reporting at BT Office Products International, Inc. for over two years and prior to that spent over seven years at Ernst & Young LLP in positions of increasing responsibility.

        Pursuant to the Archibald Plan, substantially all of the executive officers of Archibald Illinois became our executive officers, holding substantially the same positions as they held while officers of Archibald Illinois. Furthermore, in accordance with the Archibald Plan, all of the directors of Archibald Illinois and Holdings resigned effective as of November 1, 2002. Pursuant to the Archibald Plan, the number of directors on our Board of Directors has been initially set at five members, four of whom were designated by the holders of Archibald Illinois' senior notes due 2004 that were cancelled in connection with the Archibald Plan. Our Chief Executive Officer was designated as the fifth director and Chairman of the Board.

        The following table and summary below set forth certain information with respect our directors and management employees as of November 1, 2002 after giving effect to the Archibald Plan.

Name	Age	Position with the Company
Directors and Executive Officers:
Ted A. Shepherd	43	President, Chief Executive Officer and Secretary, Chairman of the Board
Richard J. Anglin	47	Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
Edward H. D'Alelio	50	Director
David Markus	38	Director
Drew McManigle	46	Director
Shepherd G. Pryor, IV	56	Director
Management Employees:
Alan W. Petrik	49	Vice President—Real Estate
Peter A. Kapferer	41	Vice President—Operations
Joseph Chipollini	51	Vice President—Retail Operations
Nicholas Podoba	56	Vice President—Human Resources
Anne Findley	38	Vice President—Marketing
G. Andrew Greenawalt	41	Vice President—Materials Management
Edward W. Goralski	37	Controller and Assistant Secretary

        Mr. Shepherd was appointed our President, Chief Executive Officer and Secretary and was elected to serve as the Chairman of our Board of Directors in connection with the Archibald Plan, effective November 1, 2002. For information regarding Mr. Shepherd's prior business experience, including positions held with Archibald Illinois and Holdings, see the biographical information above.

        Mr. Anglin was appointed our Vice President, Chief Financial Officer, Treasurer and Assistant Secretary in connection with the Archibald Plan, effective November 1, 2002. For information regarding Mr. Anglin's prior business experience, including positions held with Archibald Illinois and Holdings, see the biographical information above.

        Mr. D'Alelio was elected to serve as one of our directors in connection with the Archibald Plan, effective November 1, 2002. Since 2002, Mr. D'Alelio has served as an Executive in Residence at the School of Management of the University of Massachusetts-Boston. From 1989 until 2002, Mr. D'Alelio was a Managing Director of Putnam Investments, where he also served as Chief Investment Officer for Taxable Fixed Income and High Yield Investments. In such positions, he was responsible for directing numerous restructurings and workouts as a lead creditor. Mr. D'Alelio is also a member of the Board of Trustees of the Newman School of Business and the St. Mary's Women & Infants Center in Dorchester, Massachusetts.

        Mr. Markus was elected to serve as one of our directors in connection with the Archibald Plan, effective November 1, 2002. Since 2001, Mr. Markus has been a General Partner at Delaware Street Capital, LLC. Prior to that, Mr. Markus was the Senior Vice President at Amroc Investments, LLC from 1998 until 2001. From 1995 until 1997, Mr. Markus was a Vice President of the Corporate Bond Group at Salomon Brothers, where he covered high-yield and distressed companies in the Paper/Forest Products, Supermarket, Retail and Textile Apparel sectors. Mr. Markus is a Chartered Financial Analyst.

        Mr. McManigle was elected to serve as one of our directors in connection with the Archibald Plan, effective November 1, 2002. Mr. McManigle is the founder and President of The McManigle Company, a firm that provides business counseling services to clients in a broad range of industries. Mr. McManigle has over twenty years of experience as a business executive. From 1979 through 1985, he served as President of a closely-held energy service business in West Texas. He has also served as an interim chief executive officer and member of the board of directors in various engagements.

        Mr. Pryor was elected to serve as one of our directors in connection with the Archibald Plan, effective November 1, 2002. Mr. Pryor is currently an independent management consultant based in Chicago, Illinois and has broad experience as a senior-level financial services executive, director and management consultant. From 1995 until 1997, Mr. Pryor was Senior Consultant and Product Manager for Lobue Associates, Inc, where he developed and marketed the firm's credit services area. Prior to joining Lobue Associates, he served as Senior

Vice President for Wells Fargo Bank, N.A. in San Francisco and for Wells Fargo Corporate Services, Inc. in Chicago, where he was Midwest Regional Manager from 1986 to 1990. From 1992 to 1995, Mr. Pryor served as a director of Petrolane, Inc. He also has served on a number of other boards of directors, including, most recently, the boards of Partners Home Care, HCI Direct, Inc. and the Music Arts School in Highland Park, Illinois.

        Mr Petrik was appointed our Vice President—Real Estate in connection with the Archibald Plan, effective November 1, 2002. For information regarding Mr. Petrik's prior business experience, including positions held with Archibald Illinois, see the biographical information above.

        Mr. Kapferer was appointed our Vice President—Operations in connection with the Archibald Plan, effective November 1, 2002. For information regarding Mr. Kapferer's prior business experience, including positions held with Archibald Illinois, see the biographical information above.

        Mr. Chipollini was appointed our Vice President—Retail Operations in connection with the Archibald Plan, effective November 1, 2002. For information regarding Mr. Chipollini's prior business experience, including positions held with Archibald Illinois, see the biographical information above.

        Mr. Podoba was appointed our Vice President of Human Resources in connection with the Archibald Plan, effective November 1, 2002. Mr. Podoba resigned on November 15, 2002. For information regarding Mr. Podoba's prior business experience, including positions held with Archibald Illinois, see the biographical information above.

        Ms. Findley was appointed our Vice President—Marketing in connection with the Archibald Plan, effective November 1, 2002. For information regarding Ms. Findley's prior business experience, including positions held with Archibald Illinois, see the biographical information above.

        Mr. Greenawalt was appointed our Vice President—Materials Management in connection with the Archibald Plan, effective November 1, 2002. For information regarding Mr. Greenawalt's prior business experience, including positions held with Archibald Illinois, see the biographical information above.

        Mr. Goralski was appointed our Controller and Assistant Secretary in connection with the Archibald Plan, effective November 1, 2002. For information regarding Mr. Goralski's prior business experience, including positions held with Archibald Illinois, see the biographical information above.

Compensation

        In fiscal 2000, Archibald Illinois paid each of its directors a quarterly fee of $2,500. No director fees were paid in fiscal 2001 or 2002. Archibald Illinois also paid Mr. Quinn a $52,000 consulting fee in each of fiscal 2000, 2001 and 2002. See "Certain Transactions-Director's Consulting Fee." Archibald Illinois also reimbursed its directors for their travel and other expenses incurred in connection with attending meetings of the Board of Directors of Archibald Illinois.

        For fiscal 2003, we expect to pay our directors, other than Mr. Shepherd, an annual fee of $25,000 and to reimburse all of our directors for their travel and other expenses incurred in connection with attending meetings of our Board of Directors.

Item 11—Executive Compensation

        The following table sets forth certain information regarding compensation paid or accrued by us or our predecessor, Archibald Illinois, during each of the three most recent fiscal years to our chief executive officer and other executive officers:

Summary Compensation Table

		Annual Compensation						Long-Term Compensation Awards
Name and Principal Position	Year	Salary($)		Bonus($)		Other Annual Compensation($)		Securities Underlying SARs (#)
Thomas H. Quinn(1) Chairman of the Board and Chief Executive Officer	2002 2001 2000	$	— — —	$	— — —	$52,000(2 52,000(2 52,000(2	) ) )	— — —
Ted A. Shepherd(3) President and Chief Operating Officer	2002 2001 2000		410,164 366,667 300,000		50,000 — 200,000	— — 61,007(4)		— — —
Richard J. Anglin(5) Vice President, Chief Financial Officer and Secretary	2002 2001		230,000 206,167		25,000 —	— —		— 5.00

(1)
Mr. Quinn resigned as Archibald Illinois' Chief Executive Officer as of June 5, 2002.

(2)
Reflects a consulting fee we paid Mr. Quinn in each of fiscal 2002, 2001 and 2000 in lieu of salary. See "Certain Transactions—Director's Consulting Fee."

(3)
Mr. Shepherd was appointed Archibald Illinois' Chief Executive Officer effective as of June 5, 2002.

(4)
Represents value of 6.50 shares of Holdings' Class A Common Stock issued to Mr. Shepherd on August 31, 1999, pursuant to Holdings' 1998 Stock Bonus Plan. Pursuant to the Archibald Plan effective November 1, 2002, Holdings' 1998 Stock Bonus Plan was terminated and all shares issued thereunder were cancelled. See "Holdings' 1998 Stock Bonus Plan."

(5)
Mr. Anglin was granted five stock appreciation rights, pursuant to Holdings' Stock Appreciation Rights Plan, none of which vested. Pursuant to the Archibald Plan effective November 1, 2002, Holdings' Stock Appreciation Rights Plan was terminated and all SARs issued thereunder were cancelled. See "Holdings' Stock Appreciation Rights Plan."

        Pursuant to the Archibald Plan, substantially all of the executive officers of Archibald Illinois became our executive officers, holding substantially the same positions and at substantially the same compensation levels as they held and received while officers of Archibald Illinois.

        On June 5, 2002, Mr. Ted A. Shepherd entered into a one year employment agreement with Archibald Illinois, subject to automatic annual renewal periods, pursuant to which Mr. Shepherd agreed to serve as Archibald Illinois' President and Chief Executive Officer. In connection with the Archibald Plan, Mr. Shepherd continued as our President and Chief Executive Officer and we assumed the Shepherd Employment Agreement. Under the terms of the agreement, we will pay Mr. Shepherd an annual salary of $430,000. In addition, Mr. Shepherd received a stay bonus of $150,000 that was payable in installments subject to the confirmation and effectiveness of the Archibald Plan. Mr. Shepherd is entitled to receive an annual bonus based on our achievement of certain stated EBITDA targets, and, in the event of a sale of substantially all of our assets or a change of control of the Company, Mr. Shepherd is entitled to a payment calculated as a percentage of the proceeds of the sale less expenses and $100 million. In the event that we elect not to renew the term of Mr. Shepherd's employment, Mr. Shepherd is entitled to certain severance benefits, including a lump sum payment equal to 18 months' salary, his annual bonus and continuation of health, life and disability insurance. Mr. Shepherd receives a similar severance package in the event of a sale of substantially all of our assets or a change of control of the Company after which Mr. Shepherd is not retained or elects to leave. We have further agreed to indemnify Mr. Shepherd against any expenses he may incur in connection with any claims, actions, suits or proceeding to which he may be a party by reason of any action taken or failure to act in his capacity as one of our officers. The non-competition provision of the agreement prohibits Mr. Shepherd from engaging in competition in any geographical area where we do business for a period of 6 months following resignation or termination. The non-solicitation provision of the agreement prohibits Mr. Shepherd from interfering with the relationships between us and our employees and customers for a period of 6 months following resignation or termination.

Holdings' Stock Appreciation Rights Plan

        The Fannie May Holdings, Inc. Stock Appreciation Rights Plan was adopted by the Board of Directors of Holdings in October, 1991 to afford selected employees of Holdings and its subsidiaries an opportunity to participate in the potential economic appreciation of Holdings' consolidated common stock equity value. A total of 52.75 SARs were authorized for grant under the Stock Appreciation Rights Plan representing the economic equivalent of 52.75 shares, or 4.9%, of Holdings' Common Stock, on a fully diluted basis. As of August 31, 2002, 32.6667 SARs were outstanding under the Stock Appreciation Rights Plan, with 15 SARs issued to our current employees and the balance held by former employees.

        In connection with the Archibald Plan effective November 1, 2002, the Stock Appreciation Rights Plan was terminated and all SARs issued thereunder were cancelled.

SAR Grant in Fiscal 2002

        No SARs were granted during fiscal 2002 by Holdings to our executive officers.

Aggregated SAR Exercises in Fiscal Year 2002 and 2002 Fiscal Year-End SAR Values

        No SARs were exercised during fiscal 2002. In connection with the Archibald Plan effective November 1, 2002, all SARs granted pursuant to the SAR Plan were cancelled.

Holdings' 1998 Stock Bonus Plan

        The Fannie May Holdings, Inc. 1998 Stock Bonus Plan was adopted by the Board of Directors of Holdings in August 1998 to promote the long-term success of Holdings and its subsidiaries by strengthening Holdings' ability to attract and retain highly competent management employees and to provide a means to encourage stock ownership and proprietary interests in Holdings. As of August 31, 2002, Holdings had issued 26.25 shares in aggregate of its Class A Common Stock pursuant to the 1998 Stock Bonus Plan, all of which was issued to Mr. Shepherd.

        In connection with the Archibald Plan effective November 1, 2002, the 1998 Stock Bonus Plan was terminated and all shares issued thereunder were cancelled.

Archibald 2002 Stock Option Plan

        Under the terms of the Archibald Plan, our Board of Directors was required to establish a stock option plan providing for the granting of options for up to five percent of the aggregate number of our issued and outstanding shares. Accordingly, our Board of Directors has adopted the 2002 Stock Option Plan and reserved an aggregate of 13,815 shares of our common stock for issuance under the 2002 Stock Option Plan.

        The 2002 Stock Option Plan is designed to enhance our long-term profitability by improving our ability to (a) attract and retain directors or employees who are in a position to make significant contributions to our success, (b) reward such individuals for their contributions and (c) encourage such individuals to take into account our long-term interests. Participation in the 2002 Stock Option Plan is limited to our directors, officers and employees who are selected from time to time by the Board of Directors or by a committee appointed by the Board of Directors. The 2002 Stock Option Plan will be administered by our Board of Directors or a committee of our Board of Directors consisting of at least two directors. Under the 2002 Stock Option Plan, our Board of Directors has exclusive authority to grant awards under the 2002 Stock Option Plan and to make all interpretations and determinations affecting the 2002 Stock Option Plan. The Board of Directors has the sole discretion, for example, to determine the individuals to be granted awards, the number of shares of common stock to be subject to each award granted, the exercise price of each award, the conditions with respect to vesting of awards and all other conditions of any award under the 2002 Stock Option Plan.

        No grants have been made under the 2002 Stock Option Plan.

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

        The normal retirement age under the pension plans is the later of age 65 or the fifth anniversary of participation for participants who enter the pension plan on or after September 1, 1988 and age 65 for participants who enter the plan before September 1, 1988. A reduced early retirement benefit is available when a participant has attained age 55 and completed at least ten years of vesting service. A participant's accrued annual benefit under the applicable pension plan, starting at age 65, is the sum of (1) his accrued annual benefit, if any, as of August 31, 1992 and (2) .5% of the "compensation," as defined in the pension plans, paid to the participant during each year of "credited service," as defined in the pension plans, after August 31, 1992. Effective September 1, 1999, employees covered by certain bargaining units in the pension plan for collective bargaining employees have an accrued annual benefit of (1) 1.5 times accrued annual benefit, if any, as of August 31, 1992 and (2) .75% of the "compensation" paid to the participant during each year of "credited service" after August 31, 1992. Effective September 1, 2000, employees covered by certain bargaining units in the pension plan for collective bargaining employees have an accrued annual benefit of .75% of the "compensation" paid to the participant during each year of "credited service" before or after September 1, 2000. Compensation is generally defined in the pension plans as the total cash remuneration paid for the twelve months ending August 31 of each year, and is limited by federal law to $200,000 per year, as adjusted for cost-of-living increases.

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

Item 12—Security Ownership of Certain Beneficial
Owners and Management

        The following table sets forth certain information with respect to the beneficial ownership of our equity securities as of December 1, 2002 based on information provided to us by each person who is known by us to beneficially own more than 5% of the outstanding shares of any class of our voting securities. As of November 1, 2002, after giving effect to the Archibald Plan, none of our directors or executive officers own shares of our equity securities. In connection with the Archibald Plan, effective November 1, 2002, all shares of Holdings' preferred and common stock, and all shares of Archibald Illinois' common stock, were cancelled.

Name(1)	Title of Class(2)	Number of Shares	Percentage of Class
Delaware Street Capital LLC(3)	Common	82,892	30.0%
Putnam Investments(4)	Common	49,042	17.8
Credit Suisse Asset Management	Common	27,764	10.0
Merrill Lynch Investment Management(5)	Common	21,750	7.9
Barclays Bank PLC(6)	Common	21,119	7.6
Sagamore Hill Capital(7)	Common	17,869	6.5
Sankaty Advisors LLC	Common	14,620	5.3

(1)
For purposes herein, (a) affiliates of Delaware Street Capital consist of the following: Delaware Street Capital Fund, Ltd., Lamb Partners and Clam Partners, (b) affiliates of Putnam Investments consist of the following: Putnam Investment Management, LLC, The Putnam Advisory Company, LLC and Putnam Fiduciary Trust Company; (c) affiliates of Merrill Lynch Investment Managers, L.P. consist of the following: Debt Strategies Fund, Inc., Master U.S. High Yield Trust, Merrill Lynch Series Funds, Inc.—High Yield Portfolio and Merrill Lynch International Investment Funds—U.S. High Yield Bond Fund, (d) affiliates of Barclays Bank PLC consist of Barclays Capital Securities Limited, (e) affiliates of Sagamore Hill Capital Management consist of Sagamore Hill Hub Fund Ltd.

(2)
As of December 1, 2002, there were 276,157 outstanding shares of our common stock, par value $.01 per share. Each share of common stock is entitled to one vote on all matters on which such shares are entitled to vote.

(3)
The shares of common stock indicated as owned by Delaware Street Capital is actually held as follows: Delaware Street Capital Fund, Ltd. 9,907 shares, LAMB Partners 71,767 shares and CLAM Partners 1,218 shares. The principal address of each of the foregoing is 900 North Michigan Avenue, Suite 1900, Chicago, Illinois 60611.

(4)
The shares of common stock indicated as owned by Putnam Investments is actually held as follows: Putnam High Yield Trust 16,713 shares, Putnam High Yield Advantage Fund 8,333 shares, Putnam Variable Trust-Putnam VT High Yield Fund 3,460 shares, Putnam Master Income Trust 958 shares, Putnam Premier Income Trust 2,453 shares, Putnam Master Intermediate Income Trust 1,770 shares, Putnam Diversified Income Trust 11,323 shares, Putnam Managed High Yield Trust 324 shares, Travelers Series Fund, Inc.—Putnam Diversified Income Portfolio 308 shares, Putnam Variable Trust-Putnam VT Diversified Income Fund 1,559 shares, Abbott Laboratories 292 shares, Northrop Corporation Employees Benefit Plans Master Trust 714 shares, Putnam World Trust II—Putnam High Yield Bond Fund 113 shares, Putnam High Yield Fixed Income Fund, LLC 269 shares, and Marsh & McLennan Companies, Inc. U.S. Retirement Fund 453 shares. The principal address of each of the foregoing is One Post Office Square, Boston, Massachusetts 02109.

(5)
The shares of common stock indicated as owned by Merrill Lynch Investment Managers, L.P. is actually held by Debt Strategies Fund, Inc., Master U.S. High Yield Trust, Merrill Lynch Series Funds, Inc.—High Yield Portfolio and Merrill Lynch International Investment Funds—U.S. High Yield Bond Fund. The principal address of each of the foregoing is 800 Scudders Mill Road, Plainsboro, New Jersey 08536.

(6)
The shares of common stock indicated as owned by Barclays Bank PLC is actually held by Barclays Capital Securities Limited, 54 Lombard Street, London EC3P 3AH (UK).

(7)
The shares of common stock indicated as owned by Sagamore Hill Capital is actually held by Sagamore Hill Hub Fund Ltd, Two Greenwich Office Park, Greenwich, CT 06831.

Item 13—Certain Relationships and Related Transactions

Management Consulting Agreement

        On July 2, 1997, Holdings entered into a five year management consulting agreement with TJC Management Corp., pursuant to which TJC Management Corp. or its designee would receive a fixed fee for management, consulting and similar services in the amount of $364,000 per annum plus any out-of-pocket expenses and additional fees for any investment banking services rendered. In addition, affiliates of TCW investors would be paid $48,000 in aggregate per year as reimbursement of expenses. In fiscal 2000, Holdings paid $412,000 under the management consulting agreement. No management consulting fee was incurred in fiscal 2001 or 2002.

        In connection with the Archibald Plan effective November 1, 2002, the management consulting agreement was terminated and we do not owe any amounts under the agreement.

Tax Sharing and Management Consulting Agreement

        On July 2, 1997, Archibald Illinois entered into a tax sharing and management consulting agreement with Holdings, pursuant to which it agreed to pay or distribute to Holdings amounts relating to Archibald Illinois' share of income, franchise and similar taxes as well as certain management, consulting and investment banking fees. Pursuant to the tax sharing and management consulting agreement, affiliates of TCW Capital who were members of Archibald Illinois' Board of Directors received $48,000 in the aggregate per year as reimbursement of expenses incurred in performing financial and management consulting services thereunder, including, but not limited to, any travel expense. In fiscal 2000, Archibald Illinois paid or distributed to Holdings $412,000 under the tax sharing and management consulting agreement. No amounts were paid or distributed by Archibald Illinois to Holdings under the tax sharing and management consulting agreement in fiscal 2001 or fiscal 2002.

        In connection with the Archibald Plan effective November 1, 2002, the tax sharing and management consulting agreement was terminated and we do not owe any amounts under the agreement.

Director's Consulting Fee

        In each of fiscal 2000, 2001 and 2002, Archibald Illinois paid to Mr. Quinn a consulting fee equal to $52,000 in lieu of a salary in exchange for services rendered to it. Mr. Quinn provided consulting services with respect to financial and business affairs, relationships with lenders and stockholders, and the operation of Archibald Illinois' business.

        In connection with the Archibald Plan effective November 1, 2002, Mr. Quinn resigned as a director of Archibald Illinois and the consulting fee arrangement was terminated.

Holdings' Shareholders Agreement

        Prior to November 1, 2002, all holders of Holdings' common stock were party to a shareholder's agreement, which contained provisions relating to the governance of Holdings and Archibald Illinois. These provisions provided for, among other things, the election to Holdings' and Archibald Illinois' Boards of Directors of three directors nominated by affiliates of The Jordan Company and two directors nominated by affiliates of TCW Capital. Messrs. Jordan, Quinn and Max were the directors nominated by the affiliates of The Jordan Company. Messrs. Rosen and Ward were the directors nominated by the affiliates of TCW Capital.

        In connection with the Archibald Plan effective November 1, 2002, Holdings' shareholders agreement was terminated.

Provision of Services to the Company

        Jordan Industries, Inc. owns 80% of PAMCO Printed Labels, which supplied approximately $776,000 and $873,000 of labels to Archibald Illinois in fiscal 2001 and fiscal 2002, respectively. Mr. Quinn, Archibald Illinois' Chairman of the Board and Chief Executive Officer, is the President, Chief Operating Officer and a director of Jordan Industries, Inc. Mr. Jordan, one of Archibald Illinois' directors, is Chairman of the Board and Chief Executive Officer of Jordan Industries, Inc. In connection with the Archibald Plan effective November 1, 2002 Mr. Quinn and Mr. Jordan resigned as directors of Archibald Illinois and no longer serve on our Board of Directors.

Archibald's Stockholders Agreement

        The holders of shares of our common stock are party to a stockholders agreement dated as of November 1, 2002, which provides, among other things, that the number of the directors constituting our Board of Directors shall initially be five members, and thereafter shall in no event be less than five. Each stockholder is obligated to vote its shares to elect our Chief Executive Officer as one of our directors. The stockholders agreement provides that any stockholder owning at least 10% of the outstanding shares of our common stock has the right to appoint an "observer" to attend meetings of our Board of Directors in a non-voting capacity.

        In addition, we must seek the approval of stockholders holding at least 58% of the outstanding shares of our common stock before committing to effect any sale of 50% or more of our assets, any change of control transaction or any liquidation or bankruptcy. The stockholders agreement also provides for tag-along rights to stockholders with respect to any proposed sale of at least 35% of our outstanding common stock and drag-along rights with respect to any proposed sale by stockholders owning at least an aggregate of 58% of the shares of our outstanding common stock. The stockholders agreement grants each stockholder certain preemptive rights with respect to any proposed issuance of shares of our capital stock, options to purchase shares of our capital stock, or any securities or options to purchase securities convertible into, or exercisable or exchangeable for any shares of our capital stock. Under the terms of the stockholders agreement, we are permitted, subject to certain conditions, to purchase from any employee investor any or all of the shares of our common stock owned by such employee upon termination of employment.

Registration Rights Agreement

        In connection with the Archibald Plan, we entered into a registration rights agreement dated as of November 1, 2002, with Credit Suisse Asset Management, Delaware Street Capital LLC, Putnam Investments and their respective affiliates, pursuant to which we are obligated to (i) file with the Securities and Exchange Commission on or before April 30, 2003 a registration statement relating to the offer and sale of the shares of our common stock and our 10% secured subordinated notes due 2007 and (ii) use our best efforts to cause the registration statement to be effective no later than June 30, 2003 and for three years thereafter. During the period that the registration statement is effective, the stockholders party to the registration rights agreement may sell any or all of their shares of our common stock or our 10% secured subordinated notes pursuant to the registration statement by providing us with three (3) business days prior notice.

        Additionally, subject to certain conditions and limitations, we have agreed to permit the holders party to the registration rights agreement to include their shares of our common stock or our 10% secured subordinated notes in any primary offering pursuant to a registration statement filed with the Securities and Exchange Commission whenever our securities then issued and outstanding are to be registered under the Securities Act, subject to compliance with certain notice provisions set forth in the registration rights agreement. We may postpone or withdraw any such primary registration without obligation to any Holder. We are generally required to bear all expenses arising from these registrations. We have further agreed to indemnify, to the fullest extent permitted by law, each stockholder party to the registration rights agreement and certain of their affiliates against all losses, claims, damages, liabilities and expenses caused by any untrue or alleged untrue statement of a material fact contained in any registration statement, any prospectus or preliminary prospectus or any amendment thereof or supplement thereto, any omission or alleged omission of a material fact required to be stated therein or necessary to make the statements therein not misleading or any violation of federal or state blue sky laws. These registration rights are subject to conditions and limitations, including the right of the underwriters of an offering to limit the number of shares of common stock or notes held by the holders with registration rights to be included in such registration.

Item 14—Controls and Procedures

Evaluation of disclosure controls and procedures

        Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our president, chief executive officer and secretary and our vice president, chief financial officer, treasurer and assistant secretary have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and are operating in an effective manner.

Changes in internal controls

        There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

Part IV

Item 15—Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
The following documents are filed as part of this Form 10-K:

1.
Report of Independent Auditors

    Consolidated Balance Sheets as of August 25, 2001 and August 31, 2002

    Consolidated Statements of Operations for the years ended August 26, 2000, August 25, 2001 and August 31, 2002.

    Consolidated Statement of Changes in Shareholder's Equity (Deficit) for the years ended August 26, 2000, August 25, 2001 and August 31, 2002

    Consolidated Statements of Cash Flows for the years ended August 26, 2000, August 25, 2001, and August 31, 2002

    Notes to Consolidated Financial Statements

  2.
  Other Financial Information

    Schedule I Valuation and Qualifying Accounts

  3.
  The exhibits listed in the following "Index to Exhibits" are filed with this Form 10-K or incorporated by reference as set forth below.

(b)
The following reports on Form 8-K were filed during the fiscal quarter ended August 31, 2002:

        Current report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2002

        Current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2002

        Current report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2002

(c)
The exhibits listed in the following "Index to Exhibits" are filed with this Form 10-K or incorporated by reference as set forth below.

(d)
Additional Financial Statement Schedules

        The response to this portion of item 15 is is submitted in the response to item 15a of this report.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Second Amended Plan of Liquidation of Sweet Factory Group, Inc., et al., as modified pursuant to Support Agreement dated May 23, 2002 (incorporated by reference to Exhibit 10.6 to Archibald Illinois' Form 10-Q filed with the SEC on July 15, 2002, File No. 333-33751)
2.2
Joint Plan of Reorganization dated as of June 12, 2002 by Archibald Illinois and Holdings (incorporated by reference to Exhibit 10.4 to Archibald Illinois' Form 10-Q filed with the SEC on July 15, 2002, File No. 333-33751)
2.3
Second Amended Joint Plan of Reorganization filed by Archibald Illinois and Holdings on September 23, 2002 with, and confirmed on September 25, 2002 by, the United States Bankruptcy Court for the District of Delaware (incorporated by reference to Exhibit 99.T3D to Archibald Illinois' Form T-3 filed with the SEC on October 7, 2002, File No. 022-28628)
2.4
First Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code filed by Archibald Illinois and Holdings on August 7, 2002 with the United States Bankruptcy Court for the District of Delaware (incorporated by reference to Exhibit 99.TE17 to Archibald Illinois' Form T-3 filed with the SEC on October 7, 2002, File No. 022-28628)
2.5	Notice of Effective Date (November 1, 2002) filed by Archibald Illinois and Holdings on November 12, 2002 with the United States Bankruptcy Court for the District of Delaware
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 99.T3A to Archibald Illinois' Form T-3 filed with the SEC on October 7, 2002, File No. 022-28628)
3.2	By-Laws of the Company (incorporated by reference to Exhibit 99.T3B to Archibald Illinois' Form T-3 filed with the SEC on October 7, 2002, File No. 022-28628)
3.3	Articles of Incorporation of Archibald Candy (Canada) Corporation (incorporated by reference to Exhibit 3.7 to Archibald Illinois' Registration Statement on Form S-4, File No. 333-84685)
3.4	By-Laws of Archibald Candy (Canada) Corporation (incorporated by reference to Exhibit 3.12 to Archibald Illinois' Registration Statement on Form S-4, File No. 333-84685)
3.5	Certificate of Incorporation of Laura Secord Holdings Corp.
3.6	By-Laws of Laura Secord Holdings Corp.
4.1	Stockholders Agreement dated as of November 1, 2002 among the Company and the holders of the Company's common stock
4.2	Registration Rights Agreement dated as of November 1, 2002 among the Company and certain holders of the Company's common stock
4.3
Loan and Security Agreement and Guaranty dated as of November 1, 2002 among the Company, Laura Secord Holdings Corp., Archibald Candy (Canada) Corporation, the Lenders from time to time signatory thereto and Foothill Capital Corporation, as the arranger and administrative agent
4.4	Pledge Agreement dated as of November 1, 2002 by the Company and Laura Secord Holdings Corp. in favor of Foothill Capital Corporation, as administrative agent
4.5
Intellectual Property Security Agreement dated as of November 1, 2002 among the Company, Laura Secord Holdings Corp., Archibald Candy (Canada) Corporation and Foothill Capital Corporation, as administrative agent
4.6	General Security Agreement dated as of November 1, 2002 by Archibald Candy (Canada) Corporation in favor of Foothill Capital Corporation, as administrative agent
4.7	Guarantee and Indemnity dated as of November 1, 2002 by Archibald Candy (Canada) Corporation in favor of Foothill Capital Corporation, as administrative agent
4.8	Movable Hypothec dated as of November 1, 2002 between Archibald Candy (Canada) Corporation and Foothill Capital Corporation, as administrative agent

4.9
Indenture dated as of November 1, 2002 among the Company, Laura Secord Holdings Corp., as guarantor, Archibald Candy (Canada) Corporation, as guarantor and BNY Midwest Trust Company, as trustee, with respect to the Company's 10% Secured Subordinated Notes due 2007
4.10	Security Agreement dated as of November 1, 2002 among the Company, Laura Secord Holdings Corp., Archibald Candy (Canada) Corporation and BNY Midwest Trust Company, as trustee
4.11	General Security Agreement dated as of November 1, 2002 by Archibald Candy (Canada) Corporation in favor of BNY Midwest Trust Company, as trustee
4.12	Guarantee and Indemnity dated as of November 1, 2002 by Archibald Candy (Canada) Corporation in favor of BNY Midwest Trust Company, as trustee
4.13	Deed of Movable Hypothec dated as of November 1, 2002 between Archibald Candy (Canada) Corporation and BNY Midwest Trust Company, as trustee
10.1	Employment Agreement dated as of June 5, 2002 between the Company (as successor in interest to Archibald Illinois) and Ted Shepherd
10.2
Lease dated April 17, 1997 between Chicago Midway Joint Venture, as landlord, and the Company, as tenant, relating to the Company's Chicago, Illinois warehouse and distribution facility (incorporated by reference to Exhibit 4.13 to Archibald Illinois' Registration Statement on Form S-1, File No. 333-33751)
10.3	First Amendment to Lease Agreement between LaSalle Bank National Association, as landlord and the Company, as tenant, relating to the Company's Chicago, Illinois warehouse and distribution facility
10.4
Asset Purchase Agreement dated as of June 5, 2002 between RDR Group and Sweet Factory Group, Inc. Sweet Factory, Inc., SF Candy Company and SF Properties, Inc. (incorporated by reference to Exhibit 10.5 to Archibald Illinois' Form 10-Q filed with the SEC on July 15, 2002, File No. 333-33751)
10.5	Archibald 2002 Stock Option Plan
12.1	Statement re: Computation of Earnings to Fixed Charges
21.1	Subsidiaries of the Company
99.1	Section 906 CEO Certification
99.2	Section 906 CFO Certification

Report of Independent Auditors

Board of Directors
Archibald Candy Corporation

        We have audited the accompanying consolidated balance sheets of Archibald Candy Corporation as of August 25, 2001 and August 31, 2002, and the related consolidated statements of operations, changes in shareholder's deficit, and cash flows for the years ended August 26, 2000, August 25, 2001 and August 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        As discussed in Notes 1 and 4 to the consolidated financial statements, the Company filed for Chapter 11 bankruptcy protection on June 12, 2002. At August 31, 2002, the Company was operating as a debtor-in-possession. The Company emerged from Chapter 11 bankruptcy on November 1, 2002. The consolidated financial statements at August 31, 2002 do not give effect to any adjustments in the carrying value of assets or the amounts or classification of liabilities that will be recorded upon the adoption of "fresh start" accounting.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Archibald Candy Corporation as of August 25, 2001 and August 31, 2002, and the consolidated results of its operations and its cash flows for the years ended August 26, 2000, August 25, 2001 and August 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  ERNST & YOUNG LLP

November 15, 2002
Chicago, Illinois

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidated Balance Sheets
As of August 25, 2001 and August 31, 2002

	2001	2002
	(Dollars in Thousands)
Assets
Current assets:
Cash and cash equivalents	$2,346	$3,356
Restricted cash	—	500
Accounts receivable, net	1,452	1,074
Inventories, net	31,840	27,848
Prepaid expenses and other current assets	3,133	2,297

Total current assets	38,771	35,075
Property, plant, and equipment, net	34,398	24,862
Goodwill, less accumulated amortization of $12,980 ($11,242 in 2001)	58,465	56,726
Noncompete agreements and other intangibles, less accumulated amortization of $181 ($282 in 2001)	685	36
Deferred financing fees, less accumulated amortization of $5,693 in 2001	6,224	—
Investment in joint venture	1,988	2,275
Other assets	1,580	1,520

Total assets	$142,111	$120,494

Liabilities and shareholder's deficit
Current liabilities:
Revolving line of credit	$19,472	$20,000
Accounts payable	16,821	11,159
Accrued liabilities	3,720	3,399
Payroll and related liabilities	2,466	2,091
Accrued interest	3,002	149
Restructuring reserve	94	—
Current portion of capital lease obligations	47	61
Liabilities subject to compromise	—	190,130

Total current liabilities	45,622	226,989
Due to affiliate	40	40
Senior Secured Notes	170,000	—
Deferred rent	885	—
Pension liability	1,038	4,285
Capital lease obligations, less current portion	130	100
Shareholder's deficit:
Common stock, $0.01 par value:
Authorized—25,000 shares
Issued and outstanding—4,210 shares	—	—
Additional paid-in-capital	18,700	18,700
Accumulated deficit	(94,106)	(127,259)
Other comprehensive loss	(198)	(2,361)

Total shareholder's deficit	(75,604)	(110,920)

Total liabilities and shareholder's deficit	$142,111	$120,494

See accompanying notes.

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidated Statements of Operations
Years ended August 26, 2000, August 25, 2001 and August 31, 2002

	2000	2001	2002
	(Dollars in Thousands)
Net sales	$253,390	$249,169	$183,379
Cost of sales, excluding depreciation and amortization	98,536	100,160	77,642
Cost of sales, nonrecurring (Note 5)	—	3,883	—

Total cost of sales	98,536	104,043	77,642

Gross profit	154,854	145,126	105,737
Selling, general, and administrative expenses	134,342	132,283	100,920
Depreciation and amortization expense	11,020	12,154	7,465
Amortization of goodwill and other intangibles	4,846	4,457	3,719
Restructuring expense (Note 6)	780	5,079	—
Write-off of impaired assets (Note 9)	—	14,593	—
Management fees and other fees (credit)	519	(181)	303
Share of loss in joint venture	195	285	728

Operating income (loss)	3,152	(23,544)	(7,398)
Other (income) and expense:
Interest expense	18,614	19,139	15,036
Interest income	(37)	(5)	(8)
Disposition of Sweet Factory Group, Inc. and subsidiaries (Note 4)	—	—	741
Other income	(207)	(1,291)	(44)

Loss before reorganization costs and income taxes	(15,218)	(41,387)	(23,123)
Reorganization costs (Note 7)	—	—	9,919

Loss before income taxes	(15,218)	(41,387)	(33,042)
Provision for income taxes	130	132	111

Net loss	$(15,348)	$(41,519)	$(33,153)

See accompanying notes.

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidated Statement of Changes in Shareholder's Deficit
(Dollars in Thousands)

	Common Stock
	Number Of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Total Shareholder's Deficit
Balance at August 28, 1999	4,210	—	$18,700	$(37,239)	$3	$(18,536)
Comprehensive loss:
Net loss	—	—	—	(15,348)	—	(15,348)
Foreign currency translation adjustments	—	—	—	—	150	150

Total	—	—	—	(15,348)	150	(15,198)

Balance at August 26, 2000	4,210	—	18,700	(52,587)	153	(33,734)
Comprehensive loss:
Net loss	—	—	—	(41,519)	—	(41,519)
Foreign currency translation adjustments	—	—	—	—	68	68
Excess of additional pension liability over unrecognized prior service cost	—	—	—	—	(419)	(419)

Total	—	—	—	(41,519)	(351)	(41,870)

Balance at August 25, 2001	4,210	—	18,700	(94,106)	(198)	(75,604)
Comprehensive loss
Net loss	—	—	—	(33,153)	—	(33,153)
Foreign currency translation adjustments	—	—	—	—	646	646
Excess of additional pension liability over unrecognized prior service cost	—	—	—	—	(2,809)	(2,809)

Total	—	—	—	(33,153)	(2,163)	(35,316)

Balance at August 31, 2002	4,210	$—	$18,700	$(127,259)	$(2,361)	$(110,920)

See accompanying notes.

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Consolidated Statements of Cash Flows
Years ended August 26, 2000, August 25, 2001 and August 31, 2002

	2000	2001	2002
	(Dollars in Thousands)
Operating activities
Net loss	$(15,348)	$(41,519)	$(33,153)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,866	16,611	11,184
Share of loss in joint venture	195	285	728
Reserve for inventory	—	—	3,038
Loss on sale of SFG and its subsidiaries	—	—	741
Write-off of deferred financing fees	—	—	5,311
Restructuring expense	—	4,323	—
Write-off of impaired assets	—	14,593	—
Gain on sale of property	—	(1,664)
Changes in operating assets and liabilities:
Accounts receivable, net	2,158	(19)	378
Due to affiliate	(304)	—	—
Inventories	(4,233)	10,316	(1,233)
Prepaid expenses and other current assets	(307)	145	739
Other assets	(42)	(991)	(643)
Accounts payable, accrued liabilities and deferred rent	1,855	(3,015)	15,813
Restructuring reserve	—	94	—

Net cash provided by (used in) operating activities	(160)	(841)	2,900
Investing activities
Net proceeds from sale of SFG and its subsidiaries	—	—	1,520
Purchase of property, plant, and equipment	(11,107)	(5,000)	(2,699)
Proceeds from sale of property	—	5,292	—
Acquisitions, net of cash acquired	(1,922)	—	—
Effect of deconsolidation of SFG and its subsidiaries	—	—	(336)
Sweet Factory license payment	(750)	—	—

Net cash provided by (used in) investing activities	(13,779)	292	(1,515)
Financing activities
Net increase in revolving line of credit	10,500	972	528
Payments of capital lease obligations	(275)	(82)	(16)
Costs related to loan agreements	(224)	(1,183)	(1,033)

Net cash provided by (used in) financing activities	10,001	(293)	(521)
Effect of exchange rates on cash	150	68	646

Net increase (decrease) in cash and cash equivalents	(3,788)	(774)	1,510
Cash and cash equivalents at beginning of year	6,908	3,120	2,346

Cash and cash equivalents at end of year	$3,120	$2,346	$3,856

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$18,297	$19,402	$1,106

Non-cash investing activities:
Capital leases	$—	$199	$—

See accompanying notes.

Archibald Candy Corporation
(A Wholly Owned Subsidiary of Fannie May Holdings, Inc.)
Notes to Consolidated Financial Statements
August 31, 2002
(Dollars in Thousands)

1.    Basis of Presentation

        Archibald Candy Corporation, an Illinois corporation ("Archibald"), and its subsidiaries (collectively, the "Company") are manufacturers and retailers of boxed chocolates and other confectionery items. Archibald is a wholly-owned subsidiary of Fannie May Holdings, Inc. ("Holdings"). The Company sells its Fannie May, Fanny Farmer and Laura Secord candies in 447 Company-operated stores and approximately 10,000 third-party retail outlets as well as through corporate gift, mail-order, and fund-raising programs in the United States and Canada.

        On June 12, 2002, Archibald and Holdings filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code and on November 1, 2002 its Second Amended Joint Plan of Reorganization (the "Archibald Plan") became effective (see Note 3 to the Consolidated Financial Statements). Accordingly, the consolidated financial statements of the Company during the bankruptcy proceedings are presented in accordance with American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7").

        The accompanying consolidated financial statements include the accounts of Archibald and its subsidiary, Archibald Candy (Canada) Corporation. For the periods prior to November 15, 2001, the consolidated financial statements also include the accounts of Sweet Factory Group, Inc. ("SFG") and its three subsidiaries: Sweet Factory, Inc., SF Properties, Inc. and SF Candy Company—see Note 4 below. All significant intercompany balances and transactions have been eliminated in consolidation.

        The Company's fiscal year-end is the last Saturday in August. The fiscal years ended August 28, 1999 and August 25, 2001 each had 52 weeks. The fiscal year ended August 31, 2002 had 53 weeks.

2.    Summary of Significant Accounting Policies

Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

        This restricted cash is held in a restricted account for payment of outstanding debt obligations to the holders of Archibald's 10 1/4% senior secured notes.

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

Goodwill

        In July 2001, the FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangibles" ("FAS 142"), effective for fiscal years beginning after December 15, 2001. In connection with the Company's adoption of fresh-start accounting on November 1, 2002, goodwill will be adjusted to reflect its new basis. Therefore, the Company has not adjusted its August 31, 2002 balance sheet to address the potential impact of FAS 142.

Intangibles and Deferred Costs

        Goodwill and trademarks are amortized on a straight-line basis over a 40-year period. Deferred financing costs are amortized over the terms of the loans. All deferred financing costs were written off when the Company filed Chapter 11.

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

Revenue Recognition

        Revenues for retail sales are recognized when the product is sold to the customer. Revenues for third-party and non-retail sales are recognized when orders are shipped to the customer. Allowances for uncollectible receivables are recorded against revenues as incurred.

Shipping and Handling

        Net sales and cost of sales amounts include the freight costs billed to customers and freight costs, respectively. Total freight costs billed to customers for the fiscal years ended August 26, 2000, August 25, 2001 and August 31, 2002 were $2,074, $2,119 and $2,188, respectively. For the fiscal years ended 2000, 2001 and 2002, freight costs were $3,209, $3,450, and $3,445, respectively.

Advertising Costs

        The Company expenses advertising costs as incurred, except for the costs associated with the development of print advertising which are deferred and expensed upon first showing. Advertising expense was $5,865, $4,158 and $4,589 for 2000, 2001 and 2002, respectively. At August 25, 2001 and August 31, 2002, the Company had $350 and $366, respectively, of print advertising costs which are included in prepaids and other current assets in the accompanying balance sheets.

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

3.    Reorganization—Archibald

        On June 12, 2002, Holdings and Archibald filed petitions with the United States Bankruptcy Court for the District of Delaware to commence a consolidated voluntary bankruptcy proceeding under Chapter 11 of the U.S. Bankruptcy Code. While in bankruptcy, Holdings and Archibald continued to manage their properties and operate their businesses in accordance with the applicable provisions of the Bankruptcy Code. In connection with the bankruptcy proceeding, Holdings and Archibald filed the Archibald Plan, which was confirmed by the bankruptcy court on September 25, 2002 and became effective as of November 1, 2002. Pursuant to the Archibald Plan, (i) all

of the outstanding equity interests of Holdings and Archibald were cancelled; (ii) Holdings merged with and into Archibald; and (iii) Archibald merged with and into a newly-formed Delaware corporation, renamed Archibald Candy Corporation ("New Archibald"). As a result, New Archibald acquired all of the assets of Holdings and Archibald. As part of the Archibald Plan, New Archibald entered into a new $50 million term loan and revolving credit facility with Foothill Capital Corporation, as administrative agent, to finance its working capital and capital expenditures and to pay the costs of the reorganization. The proceeds of the credit facility also were used, in part, to pay-off the indebtedness outstanding under Archibald's debtor-in-possession facility. In addition, pursuant to the Archibald Plan, all of the $170 million outstanding principal amount of 10 1/4% senior secured notes due 2004 issued by Archibald, together with the accrued and unpaid interest thereto, were cancelled and New Archibald issued $50 million of 10% secured subordinated notes due 2007 to the holders of the cancelled notes. Also, pursuant to the Archibald Plan, in consideration of the cancellation of the claims of the holders of the cancelled notes and certain general unsecured creditors of Archibald, New Archibald issued (or expects to issue upon completion of the Archibald Plan) to such claimants an aggregate of 276,290 shares of New Archibald's common stock, par value $.01 per share, which represents 100% of New Archibald's issued and outstanding common stock.

        In accordance with SOP 90-7, the Company will adopt "fresh-start accounting" as of November 1, 2002, and the Company's emergence from Chapter 11 will result in a new reporting entity. The pro forma financial statements prepared as of August 31, 2002 do not give effect to any adjustments to the carrying value of assets or amounts and classifications of liabilities that will be necessary when adopting fresh-start accounting. Under fresh-start accounting, all assets and liabilities will be recorded at their estimated fair values and the Company's accumulated deficit will be eliminated. The Company has prepared pro forma financial statements by applying the reorganization and fresh-start reporting adjustments as required by SOP 90-7 to the consolidated balance sheet as of August 31, 2002 giving effect to the Archibald Plan which was effective November 1, 2002.

        In adopting fresh-start reporting, the Company was required to determine its enterprise value, which represents the fair value of the entity before considering its interest bearing debt. The financial advisors to the Company determined the Company's enterprise value. As of August 31, 2002, the pro forma enterprise value was $88.2 million and the pro forma reorganization equity value was $18.2 million. The August 31, 2002 pro forma enterprise value and reorganization equity value will change when fresh-start accounting is applied as of November 1, 2002.

        The adjustments to reflect the adoption of fresh-start accounting, including the adjustments to record (i) inventories, (ii) prepaid expenses and other current assets, (iii) property, plant and equipment, (iv) other assets, (v) intangible assets, and (vi) pension liability at their fair market values, and (vii) an adjustment to reduce property, plant and equipment and intangible assets by $7.4 million on a pro-rata basis as a result of the net assets of the Company at fair market value exceeding the reorganization equity value, have been reflected in the following pro forma consolidated balance sheet reconciliation as of August 31, 2002 as fresh-start adjustments. In addition, the Company's pro forma consolidated balance sheet was further adjusted to eliminate existing liabilities subject to compromise and equity and to reflect the aforementioned $88.2 million enterprise value.

        Below is a pro forma unaudited balance sheet as of August 31, 2002 showing the adjustments thereto to give effect to the reorganization debt and fresh-start adjustments as if the emergence from bankruptcy took place on August 31, 2002 (in thousands):

	Actual August 31, 2002	Reorganization		Fresh Start Adjustments		Pro Forma August 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$3,356	$—		$—		$3,356
Restricted cash	500	(500	)(1)	—		—
Accounts receivable, net	1,074	—		—		1,074
Inventories, net	27,848	—		5,900	(5)	33,748
Prepaid expenses and other current assets	2,297	—		(102	)(6)	2,195

Total current assets	35,075	(500)		5,798		40,373
Property, plant, equipment, net	24,862	—		35,274 (5,640)	(5) (9)	54,496
Goodwill	56,726	—		(56,726	)(7)	—
Noncompete agreements and other intangibles	36	—		17,026 (1,600)	(7) (9)	15,462
Deferred financing fees	—	1,000	(4)	—		1,000
Investment in joint venture	2,275	—		—		2,275
Other assets	1,520	—		(816	)(5)	704

Total Assets	$120,494	$500		$(6,684)		$114,310

Liabilities and shareholder's equity (deficit)
Current Liabilities:
Revolving line of credit	$20,000	$(10,000	)(3)	$—		$10,000
Accounts payable	11,159	—		—		11,159
Accrued liabilities	3,399	3,187	(1)	—		6,586
Payroll and related liabilities	2,091	—		—		2,091
Accrued interest	149	—		—		149
Current portion of capital lease obligations	61	—		—		61
Liabilities subject to compromise	190,130	(190,130	)(1)	—		—

Total current liabilities	226,989	(196,943)		—		30,046
Due to affiliate	40	—		(40	)(6)	—
Senior secured notes	—	50,000	(2)	—		50,000
Term loan agreement	—	10,000	(3)	—		10,000
Pension liability	4,285	—		1,716	(5)	6,001
Capital lease obligations, less current portions	100	—		—		100
Shareholder's equity (deficit):
Common Stock	—	3	(2)	—		3
Additional paid-in-capital	18,700	18,160	(2)	(18,700	)(8)	18,160
Accumulated deficit	(127,259)	119,280	(1)(2)	7,979	(8)	—
Other Comprehensive income (loss)	(2,361)	—		2,361	(5)(8)	—

Total shareholder's equity (deficit)	(110,920)	137,443		(8,360)		18,163

Total liabilities and shareholder's equity (deficit)	$120,494	$500		$(6,684)		$114,310

(1)
To reflect the discharge of the senior secured notes and accrued interest thereon and other unsecured claims.

(2)
To reflect the issuance of new common stock and additional paid-in capital of $18.2 million and new senior secured notes of $50.0 million.

(3)
To reflect the refinancing of the debtor-in-possession facility with a revolving credit and term loan facility.

(4)
To reflect deferred debt issuance costs related to the new revolving credit and term loan facility and new senior secured notes.

(5)
To adjust inventories, property, plant and equipment and pension liability to fair market value.

(6)
To write-off affiliate related receivables and payables.

(7)
To write-off intangibles and establish new intangibles.

(8)
To reflect the cancellation of the old common stock and additional paid-in capital and to reflect the elimination of the accumulated deficit.

(9)
To record the reduction in property, plant and equipment and intangible assets proportionally in an amount equal to the excess of net assets of the Company over reorganization equity value.

        The extraordinary gain to be recognized by the Company prior to emergence from bankruptcy using balances as of August 31, 2002 is estimated as follows (in thousands):

Liabilities subject to compromise:
Senior secured notes	$170,000
Accrued interest	16,775
Accounts payable	3,355

Total	190,130
Less:
Payments of liabilities subject to compromise	2,687
Value of senior secured notes	50,000
Value of common stock	18,163

Extraordinary gain on debt discharge	$119,280

4.    Bankruptcy Filing—Sweet Factory

        On November 15, 2001, Sweet Factory Group, Inc. ("SFG") and its three subsidiaries; Sweet Factory, Inc., SF Properties, Inc. and SF Candy Company, filed voluntary petitions in the U.S. Bankruptcy Court for the District of Delaware ("Bankruptcy Court") under Chapter 11 of the U.S. Bankruptcy Code. On August 6, 2002, the assets of Sweet Factory and its subsidiaries were sold for $6.6 million to RDR Group, a California corporation. The proceeds of the sale were applied to pay-off the debtor-in-possession financing provided by CIT, to pay Archibald Illinois' secured claim, to make cure payments to the landlords under the rejected store leases that were assumed by RDR Group, to pay administrative expenses, to make a payment to the holders of Archibald Illinois' 10 1/4 senior secured notes and to make a payment to the unsecured creditors' class. On October 29, 2002, Sweet Factory and its subsidiaries were dissolved.

        SFG and its subsidiaries' financial results are included in the Company's consolidated results through November 15, 2001. Accounting principles generally accepted in the United States generally require that any entity that files for protection under the U.S. Bankruptcy Code whose financial statements were previously consolidated with those of its parent must be prospectively deconsolidated from the parent with the investment accounted for using the cost method. The effects on the Company's balance sheet of this deconsolidation and use of the cost method are that: (i) the Company's investment in SFG is included as a single amount and (ii) the Company's receivable from SFG is no longer eliminated. The effect on the Company's income statement is that beginning November 15, 2001, the SFG operating results are not included in the consolidated results. At November 15, 2001, the Company's investment in SFG was a negative $17.1 million, and the receivable had a balance of $19.4 million. Because of SFG's and its subsidiaries' bankruptcies, it was determined that the receivable should be reserved for financial reporting purposes. That write-off was first netted against the negative investment balance, with the remaining $2.3 million recorded as a non-operating expense. Upon the sale of SFG and its subsidiaries, Archibald received net proceeds of $1.6 million which has been netted against the $2.3 million write-off in the financial statements.

        Following are the condensed consolidated statements of operations and balance sheet data for SFG and its subsidiaries (in thousands):

	For the year ended August 26, 2000	For the year ended August 25, 2001	For the period of August 26, 2001 through November 15, 2001	For the year ended August 31, 2002
Net sales	$69,895	$61,921	$8,867	$33,855
Operating income (loss)	(4,038)	(27,055)	(3,172)	(2,675)
Income (loss) before income taxes	(4,086)	(26,997)	(3,175)	14,072
Net income (loss)	(4,085)	(27,014)	(3,178)	14,144
	August 25, 2001	August 31, 2002
Current assets	$4,174	$1,962
Property, plant and equipment	5,699	27
Other assets	892	—

Total assets	$10,765	$1,989

Current liabilities	$4,069	$1,478
Payable to Archibald Candy Corporation	19,761	314
Other liabilities	885	—
Total stockholder's equity (deficit)	(13,950)	197

Total liabilities & stockholder's equity (deficit)	$10,765	$1,989

        Following are the condensed pro forma consolidated statement of operations and balance sheet data for the Company, assuming the deconsolidation of SFG and its subsidiaries (in thousands):

	For the year ended August 26, 2000	For the year ended August 25, 2001	For the year ended August 31, 2002
Net sales	$183,495	$187,248	$174,512
Operating income (loss)	7,190	3,511	(4,226)
Loss before income taxes	(11,132)	(14,390)	(29,867)
Net loss	(11,263)	(14,505)	(29,975)
August 25, 2001
Current assets	$34,598
Property, plant and equipment	28,699
Investment in and amounts due from SFG	5,811
Other assets	68,050

Total assets	$137,158

Current liabilities	$41,553
Other liabilities	171,209
Total stockholder's equity (deficit)	(75,604)

Total liabilities & stockholder's equity (deficit)	$137,158

5.    Cost of Sales, Nonrecurring

        During fiscal year 2001, cost of sales, nonrecurring includes $3,178 of manufacturing start-up costs as detailed below and $705 of inventory liquidation costs (see Note 6 below).

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

$3,178

6.    Restructuring Expense

        During 2001 in connection with the review of the profitability of its Sweet Factory stores, the Company decided to close 67 stores. The Company recorded a charge of $5,784 associated with these store closings, of which $705 is included in cost of sales related to inventory liquidation costs and $1,445 of the charge represents cash expenditures. The components of the charges are as follows (in thousands):

	Charge to Earnings	Cash Paid	Non-Cash	Reserve as of Aug 25, 2001
Impairment of fixed assets	$3,821	$—	$(3,821)	$—
Lease termination costs	1,066	(1,057)	—	9
Inventory liquidation costs	705	—	(631)	74
Deferred rent	(187)	—	129	(58)
Other costs	379	(310)	—	69

	$5,784	$(1,367)	$(4,323)	$94

        Lease termination costs represent payments to landlords for early termination of leases. Inventory liquidation costs represent markdowns to sell inventory below cost and dispose unsold inventory. Deferred rent represents the reversal of a liability recorded for future rent expense. Other costs primarily include legal fees, severance and fixed asset removal costs.

        The remaining balance of $94 was paid in fiscal 2002.

7.    Reorganization Costs

        On June 12, 2002, Archibald and Holdings filed petitions in the United States Bankruptcy Court for the District of Delaware to commence a consolidated voluntary bankruptcy proceeding under Chapter 11 of the United States Bankruptcy Code. In connection with these proceedings and the corresponding restructuring of the Company's balance sheet, Archibald wrote off $5.3 million of deferred financing fees and incurred $4.6 million in professional fees and other expenses associated with these proceedings.

8.    Liabilities Subject to Compromise

        The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, determination as to the value of any collateral securing claims, or other events.

August 31, 2002
Accounts payable and accrued expenses	$3,355
Senior Secured Notes	170,000
Accrued interest	16,775

$190,130

        As part of the Chapter 11 reorganization process, the Company attempted to notify all known or potential creditors of the Chapter 11 filing for the purpose of identifying all pre-petition claims against the Company. Generally, creditors whose claims arose prior to the Petition Date had until August 30, 2002 ("Bar Date") to file claims or be barred from asserting claims in the future. Claims arising from rejection of executory contracts and leases by the Company and claims related to certain other items were permitted to be filed by other dates set by the Bankruptcy Court. Differences between amounts shown by the debtors and claims filed by creditors are being investigated and will either be amicably resolved or adjudicated.

        As a result of the bankruptcy filing, no principal or interest payments will be made on any pre-petition debt. Contractual interest expense not recorded on certain pre-petition debt totaled $3,854 for the period from June 12, 2002 to August 31, 2002.

9.    Write-off of Impaired Assets

        In connection with an impairment review of the long-lived assets of the Sweet Factory business in 2001, the Company recorded a charge to write-off the remaining goodwill associated with the acquisition of Sweet Factory totaling $10.5 million and $4.1 million of Sweet Factory's property, plant and equipment.

10.  Inventories

        Inventories at August 25, 2001 and August 31, 2002, are comprised of the following:

	2001	2002
Raw materials	$12,901	$9,145
Work-in process	225	134
Finished goods	18,714	18,569

	$31,840	$27,848

11.  Property, Plant, and Equipment

        Property, plant, and equipment at August 25, 2001 and August 31, 2002, are comprised of the following:

	2001	2002
Land	$2,039	$2,039
Machinery and equipment	31,304	32,146
Buildings and improvements	15,603	16,214
Furniture and fixtures	6,466	4,098
Leasehold improvements	33,191	25,568

	88,603	80,065
Less: Accumulated depreciation	(54,205)	(55,203)

	$34,398	$24,862

        Depreciation expense for the years ended August 26, 2000, August 25, 2001 and August 31, 2002 was $10,058, $11,358 and $6,858, respectively.

12.  Benefit Plans

        The Company maintains noncontributory pension plans for substantially all employees. The Company intends to fund pension costs in amounts not less than amounts required by the Employee Retirement Income Security Act of 1974.

        The net periodic pension cost recognized as expense for the years ended August 26, 2000, August 25, 2001 and August 31, 2002, consists of the following:

	2000	2001	2002
Service cost	$507	593	$724
Interest cost	501	527	611
Return on plan assets	(664)	(663)	(676)
Other	(15)	11	84

	$329	$468	$743

        The following table sets forth the changes in benefit obligation for the years ended August 26, 2000, August 25, 2001 and August 31, 2002:

	2000	2001	2002
Benefit obligation at beginning of year	$5,309	$6,527	$7,437
Service cost	507	593	724
Interest cost	501	527	611
Actuarial (gain) loss	37	580	1,733
Plan amendments	1,020	—	38
Benefits paid	(847)	(790)	(658)

Benefit obligation at end of year	$6,527	$7,437	$9,885

        The following table sets forth the changes in plan assets for the years ended August 26, 2000, August 25, 2001 and August 31, 2002:

	2000	2001	2002
Fair value of plan assets at beginning of year	$7,327	$7,527	$5,419
Actual return (loss) on plan assets	997	(1,705)	(905)
Employee contributions	50	387	260
Benefits paid	(847)	(790)	(658)

Fair value of plan assets at end of year	$7,527	$5,419	$4,116

        The following table reconciles the plans' funded status at August 25, 2001 and August 31, 2002:

	2001	2002
Funded status at year-end	$(2,018)	$(5,769)
Unrecognized prior service cost	860	817
Unrecognized (gain) loss	1,400	4,711

Net amount recognized at the end of year	$242	$(241)

        The following table provides the amounts recognized in the statement of financial position at August 25, 2001 and August 31, 2002:

	2001	2002
Prepaid benefit cost	$—	$—
Accrued benefit liability	(1,038)	(4,285)
Intangible asset	861	816
Accumulated other comprehensive loss	419	3,228

Net amount recognized at end of year	$242	$(241)

        The assumptions used in determining the present value of benefits were:

	2001	2002
Discount rate	7.5%	7.0%
Expected rate of return on assets	9.0	9.0
Rate of increase in compensation	3.5	3.5

        The Company also maintains 401(k) and profit-sharing trust plans for substantially all employees. The Company contributes to the Plans a discretionary amount as approved by the Board of Directors. In 2001 and 2002, the total Company expense related to the Plans was $0.

        Substantially, all of the Company's Canadian employees participate in a multi-employer defined benefit pension plan. The Company's expense related to this plan was $207, $183 and $180, in 2000, 2001 and 2002, respectively.

13.  Leases

        The Company leases the majority of its retail stores under operating leases. Rent expense for the years ended August 26, 2000, August 25, 2001 and August 31, 2002 consisted of the following:

	2000	2001	2002
Fixed minimum	$24,195	$22,807	$12,450
Rent based on percentage of sales	578	732	531

	$24,773	$23,539	$12,981

        Future minimum lease payments required under the noncancelable leases having lease terms in excess of one year at August 31, 2002, are as follows:

	Operating	Capital
2003	$10,395	$73
2004	8,380	73
2005	6,316	34
2006	4,526	—
2007	3,304	—
Thereafter	7,003	—

	39,924	180
Interest	—	(19)

	$39,924	$161

14.  Debt

  CIT Facility

        On June 28, 2001, Archibald and its subsidiary, Sweet Factory, entered into a revolving credit facility with The CIT Group/Business Credit, Inc., as agent (the "CIT Facility"). The initial borrowings under the CIT Facility were used, in part, to pay all outstanding obligations under Archibald's revolving credit facility with Bank One, NA, as agent, which facility was then terminated. The CIT Facility provided for revolving loans and letter of credit issuances, subject to certain borrowing conditions, in an aggregate amount at any time not to exceed the lesser of (1) $30.0 million (or specified lower amounts at certain times of the year) and (2) a borrowing base comprised of a percentage of eligible accounts receivable and inventory and owned store locations.

        The CIT Facility was secured by first priority liens on Archibald's and Sweet Factory's accounts receivable, and inventory, and the Company-owned store locations, and the proceeds therefrom. The subsidiaries of Archibald's and Sweet Factory, including Archibald Candy (Canada) Corporation, a Canadian corporation ("Archibald Canada"), guaranteed all obligations under the CIT Facility and granted to the agent under the CIT Facility a first priority lien on their accounts receivable, inventory, and the proceeds therefrom. In addition, Holdings guaranteed all obligations under the CIT Facility and granted to CIT a first priority lien on all of its assets, including all the outstanding shares of common stock of Archibald.

        As of June 14, 2002, there was an aggregate of $13.9 million outstanding under the CIT Facility. On June 14, 2002, proceeds from borrowings under the Archibald DIP Credit Facility were used to pay all outstanding obligations under the CIT Facility and the CIT Facility was then terminated.

  Sweet Factory DIP Credit Facility

        In connection with the Sweet Factory Bankruptcy, on November 15, 2001, CIT and Sweet Factory entered into a post-petition credit, security and guaranty agreement (the "SF DIP Credit Facility"). Archibald, Holdings and Archibald Canada and Sweet Factory's subsidiaries guaranteed all obligations of Sweet Factory under the SF DIP Credit Facility. The guaranty by Archibald was secured by a $1.0 million cash collateral account held by CIT. The SF DIP Credit Facility was for one year and provided for revolving loans at any time not to exceed the lesser of (1) $2.0 million and (2) a borrowing base comprised of a percentage of Sweet Factory's eligible inventory plus a $1.0 million overadvance, subject to certain reserves.

        As of August 6, 2002, an aggregate of $0.5 million of revolving loans were outstanding under the SF DIP Credit Facility. Proceeds from the August 6, 2002, sale of assets of Sweet Factory and its subsidiaries were used to pay all outstanding obligations under the SF DIP Credit Facility and the $1.0 million cash collateral account held by CIT as security for the Archibald guaranty was released. The SF DIP Facility was then terminated.

  Archibald DIP Credit Facility

        In connection with the Archibald Reorganization, on June 14, 2002, Archibald entered into a post-petition loan and security agreement and guaranty (the "Archibald DIP Credit Facility") with Foothill Capital Corporation, as the arranger and administrative agent, the lenders party thereto and Holdings and Archibald Canada, as guarantors. Under the Archibald DIP Credit Facility, the lenders agreed to make available to Archibald (a) a $25.0 million revolving credit facility, pursuant to which Archibald could borrow up to the lesser of (i) $25.0 million and (ii) a borrowing base comprised of certain percentages of eligible accounts receivable and inventory, subject to certain reserves, and (b) an aggregate of $20.0 million in term loans. Initial borrowings under the Archibald DIP Credit Facility were used to pay-off in full the CIT Facility. As of August 31, 2002, $20.0 million of borrowings and $0.2 million of letters of credit were outstanding under the Archibald DIP Credit Facility.

        As of November 1, 2002, an aggregate of $30.3 million was outstanding under the Archibald DIP Credit Facility. In connection with the Archibald Plan effective November 1, 2002, all outstanding amounts under the Archibald DIP Credit Facility were repaid in full from proceeds of the initial borrowings under New Archibald's New Credit Facility and the Archibald DIP Credit Facility was terminated.

  New Credit Facility

        On November 1, 2002, New Archibald entered into a loan and security agreement and guaranty with the financial institutions signatory thereto and Foothill Capital Corporation, as administrative agent (the "New Credit Facility"). The New Credit Facility was extended to New Archibald in connection with its emergence from bankruptcy and replaced the financing provided pursuant to the Archibald DIP Credit Facility, which was terminated pursuant to the Archibald Plan.

        The New Credit Facility provides up to $50 million in credit, which is comprised of a revolving loan facility, a term loan A, a term loan B and letter of credit issuances. Under the revolving loan facility, New Archibald may, subject to certain borrowing conditions, incur revolving loans in an amount up to the lesser of (1) $30.0 million and (2) a borrowing base comprised of a percentage of eligible accounts receivable and eligible inventory, which borrowing base components are subject to certain limits, minus a reserve of $2.5 million (as such amount may be reduced in accordance with the provisions of the loan agreement) and minus certain additional reserves which may from time to time be imposed by Foothill. Revolving loans are due and payable in full on November 1, 2005 (the "Maturity Date").

        Subject to certain conditions, the term loan A will be made available to New Archibald from July 1 through December 31 of each calendar year, with any outstanding obligations under such term loan to be repaid in full on December 31 of each year. Subject to any applicable reserves, in 2002, term loan A shall not exceed the lesser of (1) $10.0 million and (2) a specified percentage of the value of New Archibald's equipment and real property. In 2003, term loan A shall not exceed the lesser of (1) $9.0 million and (2) a specified percentage of the value of New Archibald's equipment and real property. In 2004, term loan A shall not exceed the lesser of (1) $7.0 million and (2) a specified percentage of the value of New Archibald's equipment and real property and between July 1, 2005 and the Maturity Date, term loan A shall not exceed $5.0 million. In addition to the term loan A, on November 1, 2002, term loan B was extended to New Archibald in an amount equal to $10.0 million. The outstanding principal amount of term loan B is due and payable in full on the Maturity Date; provided, that if at any time the outstanding principal amount of term loan B shall be less than $5.0 million as a result of mandatory or voluntary prepayments, the remaining amount of term loan B shall be immediately due and payable (subject to certain exceptions).

        The New Credit Facility provides the various interest rates which are applicable to the revolving loans and term loans thereunder. At New Archibald's election, revolving loan advances will bear interest at either (a) a variable per annum rate equal to the "prime rate" announced from time to time by Wells Fargo Bank, National Association (the "Prime Rate"), plus 0.50% or (b) a variable per annum rate equal to the "LIBOR" rate determined by Foothill in accordance with its customary procedures, plus 2.75%. Term loan A bears interest at the Prime Rate, plus 2.0%. Term loan B bears interest at a per annum rate equal to (A) the greater of (x) the Prime

Rate plus 3.0% and (y) 7.75%, plus (B) 4.75% (the "PIK Amount"), which PIK Amount shall be paid in kind by being added to the principal amount of term loan B. The PIK Amount is subject to reduction in calendar year 2003 if there shall not exist any default or event of default under the New Credit Facility.

        The New Credit Facility is secured by first priority liens on all of New Archibald's assets and all of the proceeds therefrom. New Archibald's wholly-owned subsidiaries, Laura Secord Holdings Corp. and Archibald Canada (together, the "Guarantor Subsidiaries") have guaranteed all of New Archibald's obligations under the New Credit Facility and granted a first priority lien in all of their respective assets and the proceeds therefrom as security for such guarantees.

        The New Credit Facility contains various business and financial covenants including, among other things, limitations on dividends, redemptions and repurchases of capital stock, limitations on the incurrence of and payments in respect of indebtedness, limitations on asset dispositions, limitations on capital expenditures and requirements to maintain of certain targeted EBITDA amounts. The New Credit Facility also requires New Archibald to make prepayments of the loans in certain circumstances, including, among other things, from New Archibald's excess cash flow, as defined, and from proceeds of certain asset sales, insurance and condemnation proceeds (unless New Archibald is permitted to repair or replace the applicable collateral as provided in the loan agreement), and in the event that certain financial tests are not met. These loan restrictions could restrict corporate activities, including New Archibald's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

  Secured Subordinated Notes

        In connection with the Archibald Plan, concurrently with the execution and delivery of the New Credit Facility, pursuant to an Indenture dated November 1, 2002 (the "Indenture") between New Archibald, the Guarantor Subsidiaries and BNY Midwest Trust Company, as trustee (the "Trustee"), New Archibald issued $50.0 million in aggregate principal amount of New Archibald's 10% Secured Subordinated Notes due 2007 (the "Notes") in a transaction exempt from registration under the Securities Act of 1933, as amended. The Notes were issued in replacement of those certain 10 1/4% senior secured notes totaling $170.0 million due 2004 issued by Archibald pursuant to the Indenture dated July 2, 1997 (as amended and supplemented) between Archibald and The Bank of New York, as trustee, which indenture (and the notes issued thereunder) were terminated pursuant to the Archibald Plan.

        Interest is payable under the Notes at the rate of 10% per annum and interest payments are to be made semi-annually on January 1 and July 1 of each year, and on the maturity date, commencing on January 1, 2003. On or prior to November 1, 2005, we may elect, in the judgment of our Board of Directors, to make all or a portion of each such interest payment in cash or by issuing new promissory notes (each a "PIK Note") with a principal amount, in each case, equal to the amount of interest that each holder of a Note was due on the interest payment date and which we have elected to pay by issuance of the PIK Note; provided, however, unless certain conditions are satisfied, the New Credit Facility requires that interest accrued under the Notes be paid by the issuance of PIK Notes.

        The Notes are secured by a second priority lien on all of New Archibald's assets and all of the proceeds therefrom. The Guarantor Subsidiaries have guaranteed all of New Archibald's obligations under the Indenture (including the Notes) and granted a second priority lien in all of their respective assets and the proceeds therefrom as security for such guarantees. The liens in favor of the Trustee are subordinate to the liens granted by New Archibald and the Guarantor Subsidiaries in favor of Foothill under the New Credit Facility. The manner and terms under which the liens granted to the Trustee under the Indenture are subordinated to the liens in favor of Foothill under the New Credit Facility are as set forth in the Indenture.

        The Indenture contains various business covenants including, among other things, limitations on dividends, redemptions and repurchases of capital stock, limitations on the incurrence of indebtedness and limitations on asset dispositions. The Indenture also requires New Archibald to make an offer to repurchase Notes in certain circumstances, including, among other things, to the extent net cash proceeds from asset sales exceed a certain threshold amount (but only to the extent such proceeds are not reinvested or used to repay certain other indebtedness). These restrictions could restrict corporate activities, including New Archibald's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

15.  Contingencies

        Under various federal, state, provincial and local laws, ordinances and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, in or migrating from such property. Such liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. A number of properties owned by us were formerly operated by others as gasoline stations. We have conducted subsurface investigations at these owned properties and based on these investigations, we have determined that some contamination exists at certain of these sites. We are unaware of any remediation required with respect to such contamination that would have a material impact on our financial condition. However, we cannot assure you that no additional remediation will be required at these sites or that no additional environmental liabilities will arise with respect to these sites. No accrual has been recorded as of August 31, 2002 in the financial statements.

16.  Income Taxes

        The provision for income taxes consists of the following for the years ended August 26, 2000, August 25, 2001 and August 31, 2002:

	2000	2001	2002
Current:
Federal	$68	$—	$—
State	62	15	56
Foreign	—	117	55

	$130	$132	$111

        Deferred taxes consist of the following at August 26, 2000 and August 25, 2001:

	2001	2002
Assets:
Net operating loss and AMT credit carryforwards	$24,038	$45,982
Property, plant and equipment	5,475	3,139
Other	1,050	3,127

Total assets	30,563	52,248
Liabilities:
Pension and other	246	(94)

Total liabilities	246	(94)

	30,317	52,342
Valuation allowance	(30,317)	(52,342)

	$—	$—

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

        The provision for income taxes differs from the amount of income tax expense computed by applying the United States federal income tax rate to the loss before income taxes. A reconciliation of the differences for the years ended August 26, 2000, August 25, 2001 and August 31, 2002, is as follows:

	2000	2001	2002
Computed statutory tax benefit	$(5,174)	$(14,116)	$(11,234)
Increase (decrease) resulting from:
Amortization of goodwill	533	534	290
Benefit of current losses not recorded	4,699	9,982	11,079
Asset impairment	—	3,536	—
State taxes, net of federal benefit	62	15	56
Foreign taxes	—	117	55
Other items, net	10	64	(135)

Provision for income taxes	$130	$132	$111

        At August 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $113 million (including Sweet Factory carryforwards of approximately $40 million). The losses previously generated and the reorganization discussed below creates uncertainty as to realization of benefits, therefore, the deferred tax assets have been offset by a valuation allowance. The valuation allowance increased by $22,025 and $10,433 during 2002 and 2001, respectively. In addition, the Company has also reserved for alternative minimum tax credit carryforwards for U.S. income tax purposes of approximately $1.5 million that have an unlimited carryforward period.

        Implementation of the Sweet Factory reorganization plan resulted in the Sweet Factory subsidiaries recognizing cancellation of indebtedness income ("CODI") of approximately $3.5 million, which required the Company to reduce its net operating loss carryforwards, by the amount of the CODI it realized. In addition, implementation of the reorganization plan resulted in the Company liquidating its Sweet Factory subsidiaries in October 2002. This liquidation will result in the loss of all of Sweet Factory's tax attributes, including its net operating losses of approximately $40 Million.

        Implementation of the Company's reorganization plan, which took place in November 2002, resulted in the Company realizing CODI. All the CODI will be excluded from taxable income. However the Company will be required to reduce certain of its tax attributes, including net operating loss carryforwards, by an amount not to exceed the CODI it realized. The Company is currently in the process of determining the amount of CODI and the corresponding reduction of net operating loss carryforwards and tax attributes. As a result of the reorganization, it is anticipated that the Company's net operating loss carryforwards will be eliminated at the end of fiscal 2003.

17.  Related Party Transactions

        The Board of Directors, which included members appointed by parties affiliated with either The Jordan Company or TCW Capital, was paid $50 for directors' fees in 1999 and 2000. No Board of Directors' fees were paid in 2001 and 2002. A former member of the Board of Directors affiliated with The Jordan Company earned $52 as a consulting fee during 2000, 2001 and 2002. Consulting fees of $13 were accrued at August 31, 2002. Principally all of the common and preferred shareholders of Holdings, prior to emergence from bankruptcy, are affiliated with The Jordan Company or TCW Capital.

        The Company paid $412 to Holdings in management consulting fees in 2000. No management consulting fee expense was incurred in 2001 and 2002.

        The accompanying financial statements reflect all of the Company's costs of doing business. There are no costs incurred by Holdings on behalf of the Company.

18.  Guarantor Subsidiaries

        The Company's obligations under its senior secured notes due 2004 were fully and unconditionally guaranteed on a senior secured, joint and several basis by each of the Company's subsidiaries (collectively, the Guarantor Subsidiaries). None of the Company's subsidiaries was subject to any restrictions on its ability to pay dividends or make distributions to the Company. The following condensed consolidating financial data illustrates the composition of the Company and its subsidiaries. Separate financial statements of the respective Guarantor Subsidiaries have not been provided because the Company's management determined that such additional information would not be useful in assessing the financial composition of the Guarantor Subsidiaries.

Condensed Consolidating Balance Sheet
August 31, 2002

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,521	$835	$—	$3,356
Restricted cash	500	—	—	500
Accounts receivables, net	1,021	53	—	1,074
Inventories, net	24,886	2,962	—	27,848
Prepaids and other current assets	1,953	344	—	2,297

Total current assets	30,881	4,194	—	35,075
Property, plant, and equipment, net	16,290	8,572	—	24,862
Intercompany	8,789	514	(9,303)	—
Investment in subsidiaries	2,527	—	(2,527)	—
Other assets	58,268	2,289	—	60,557

Total assets	$116,755	$15,569	$(11,830)	$120,494

Liabilities and shareholder's equity (deficit)
Current liabilities:
Revolving line of credit	$20,000	$—	$—	$20,000
Liabilities subject to compromise	190,130	—	—	190,130
Accounts payable	9,485	1,674	—	11,159
Other current liabilities	4,502	1,198	—	5,700

Total current liabilities	224,117	2,872	—	226,989
Long-term debt, less current portion	—	9,303	(9,303)	—
Other noncurrent liabilities	4,425	—	—	4,425
Total shareholder's equity (deficit)	(111,787)	3,394	(2,527)	(110,920)

Total liabilities and shareholder's equity (deficit)	$116,755	$15,569	$(11,830)	$120,494

Condensed Consolidating Balance Sheet
August 25, 2001

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,116	$1,230	$—	$2,346
Accounts receivables, net	1,350	102	—	1,452
Inventories	26,415	5,425	—	31,840
Prepaids and other current assets	2,213	920	—	3,133

Total current assets	31,094	7,677	—	38,771
Property, plant, and equipment, net	19,551	14,847	—	34,398
Intercompany	19,031	(19,031)	—	—
Investment in subsidiaries	(2,008)	—	2,008	—
Other assets	66,049	2,893	—	68,942

Total assets	$133,717	$6,386	$2,008	$142,111

Liabilities and shareholder's equity (deficit)
Current liabilities:
Revolving line of credit	$19,472	$—	$—	$19,472
Accounts payable	11,469	5,352	—	16,821
Other current liabilities	7,392	1,937	—	9,329

Total current liabilities	38,333	7,289	—	45,622
Long-term debt, less current portion	170,130	9,303	(9,303)	170,130
Other noncurrent liabilities	1,078	885	—	1,963
Total shareholder's equity (deficit)	(75,824)	(11,091)	11,311	(75,604)

Total liabilities and shareholder's equity (deficit)	$133,717	$6,386	$2,008	$142,111

Condensed Consolidating Statement of Operations
Year ended August 31, 2002

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$124,571	$58,808	$—	$183,379
Cost of sales, excluding depreciation and amortization	50,822	26,820	—	77,642
Cost of sales, nonrecurring	—	—	—	—

Total cost of sales	50,822	26,820	—	77,642
Selling, general, and administrative expenses, excluding depreciation and amortization	69,350	31,570	—	100,920
Depreciation, amortization, and other intangibles	9,203	1,981	—	11,184
Restructuring expense	—	—	—	—
Other expense	303	728	—	1,031

Operating income (loss)	(5,107)	(2,291)	—	(7,398)
Interest expense, net	14,245	783	—	15,028
Disposition of Sweet Factory Group, Inc. and Subsidiaries	741	—	—	741
Other income and expense	(204)	160	—	(44)
Equity interest in losses of subsidiaries	3,289	—	(3,289)	—

Income (loss) before reorganization costs and income taxes	(23,178)	(3,234)	3,289	(23,123)
Reorganization costs	9,919	—	—	9,919

Loss before income taxes	(33,097)	(3,234)	3,289	(33,042)
Provision for income taxes	56	55	—	111

Net income (loss)	$(33,153)	$(3,289)	$(3,289)	$(33,153)

Condensed Consolidating Statement of Operations
Year ended August 25, 2001

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$135,509	$113,660	$—	$249,169
Cost of sales, excluding depreciation and amortization	52,342	47,818	—	100,160
Cost of sales, nonrecurring	2,373	1,510	—	3,883

Total cost of sales	54,715	49,328	—	104,043
Selling, general, and administrative expenses, excluding depreciation and amortization	68,647	63,636	—	132,283
Depreciation, amortization, and other	10,343	26,044	—	36,387

Operating income (loss)	1,804	(25,348)	—	(23,544)
Interest expense, net	18,175	959	—	19,134
Other income and expense	(1,745)	454	—	(1,291)
Equity interest in losses of subsidiaries	26,778	—	(26,778)	—

Income (loss) before income taxes	(41,404)	(26,761)	26,778	(41,387)
Provision for income taxes	115	17	—	132

Net income (loss)	$(41,519)	$(26,778)	$26,778	$(41,519)

Condensed Consolidating Statement of Operations
Year ended August 26, 2000

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$135,570	$121,460	$(3,640)	$253,390
Cost of sales, excluding depreciation	52,010	50,216	(3,690)	98,536
Selling, general, and administrative expenses, excluding depreciation and amortization	66,537	67,805	—	134,342
Depreciation, amortization, and other	11,242	6,118	—	17,360

Operating income (loss)	5,781	(2,679)	50	3,152
Interest expense, net	17,603	974	—	18,577
Other income and expense	(151)	(56)	—	(207)
Equity interest in losses of subsidiaries	3,596	—	(3,596)	—

Income (loss) before income taxes	(15,267)	(3,597)	3,646	(15,218)
Provision (benefit) for income taxes	131	(1)	—	130

Net income (loss)	$(15,398)	$(3,596)	$3,646	$(15,348)

Condensed Consolidating Statement of Cash Flow
Year ended August 31, 2002

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash flows provided by (used in) operating activities	$2,124	$776	$—	$2,900
Investing activities
Purchase of property and equipment	(1,758)	(941)	—	(2,699)
Proceeds from sale of property	1,520	—	—	1,520
Effect of deconsolidation of SFG and its subsidiaries	(336)	—	—	(336)

Net cash provided by (used in) investing activities	(574)	(941)	—	(1,515)
Financing activities
Net increase in revolving line of credit	528	—	—	528
Intercompany advances	—	—	—	—
Other	(1,049)	—	—	(1,049)

Net cash provided by (used in) financing activities	(521)	—	—	(521)

Effect of exchange rates on cash	—	646	—	646
Net decrease in cash and cash equivalents	1,029	481	—	1,510
Cash and cash equivalents at beginning of year	1,116	1,230	—	2,346

Cash and cash equivalents at end of year	$2,145	$1,711	$—	$3,856

Condensed Consolidating Statement of Cash Flows
Year ended August 25, 2001

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash flows provided by (used in) operating activities	$(4,449)	$3,572	$—	$(877)
Investing activities
Purchase of property and equipment	(3,343)	(1,621)	—	(4,964)
Proceeds from sale of property	5,292	—	—	5,292

Net cash provided by (used in) investing activities	1,949	(1,621)	—	328
Financing activities
Net increase in revolving line of credit	972	—	—	972
Intercompany advances	3,069	(3,069)	—	—
Other	(1,225)	28	—	(1,197)

Net cash provided by (used in) financing activities	2,816	(3,041)	—	(225)

Net increase (decrease) in cash and cash equivalents	316	(1,090)	—	(774)
Cash and cash equivalents at beginning of year	800	2,320	—	3,120

Cash and cash equivalents at end of year	$1,116	$1,230	$—	$2,346

Condensed Consolidating Statement of Cash Flows
Year ended August 26, 2000

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash flows provided by (used in) operating activities	$(5,545)	$5,385	$—	$(160)
Investing activities
Purchase of property and equipment	(8,395)	(2,712)	—	(11,107)
Sweet Factory license payment	—	(750)	—	(750)
Acquisitions, net of cash acquired	3,337	(5,259)	—	(1,922)

Net cash used in investing activities	(5,058)	(8,721)	—	(13,779)
Financing activities
Net increase in revolving line of credit	10,500	—	—	10,500
Intercompany advances	(1,163)	1,163	—	—
Other	(224)	(125)	—	(349)

Net cash provided by (used in) financing activities	9,113	1,038	—	10,151

Net decrease in cash and cash equivalents	(1,490)	(2,298)	—	(3,788)
Cash and cash equivalents at beginning of year	2,290	4,618	—	6,908

Cash and cash equivalents at end of year	$800	$2,320	$—	$3,120

18. Geographic Information

	FY 2000		FY 2001		FY 2002
	Revenues (a)	Long-Lived Assets	Revenues (a)	Long-Lived Assets	Revenues (a)	Long-Lived Assets
United States	$201,825	$122,859	$197,430	$92,191	$133,438	$74,558
Canada	51,565	11,309	51,739	11,149	49,941	10,861

Consolidated total	$253,390	$134,168	$249,169	$103,340	$183,379	$85,419

  (a)
  Revenues are attributed to countries based on the location of customers.

Schedule I

Archibald Candy Corporation
Valuation and Qualifying Accounts

	Balance at the Beginning of the Period	Charged to Cost and Expense	Deductions	Balance at the End of the Period
Accounts
2000:
Reserve for package inventory	$—	$—	$—	$—
2001:
Reserve for package inventory	$—	$—	$—	$—
2002:
Reserve for package inventory	$—	$3,038	$—	$3,038
Accounts
2000:
Allowance for doubtful accounts	$121	$160	$31	$250
2001:
Allowance for doubtful accounts	$250	$71	$74	$247
2002:
Allowance for doubtful accounts	$247	$(38)	$(34)	$243

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on December 16, 2002.

ARCHIBALD CANDY CORPORATION
By:	/s/ TED A. SHEPHERD Ted A. Shepherd President, Chief Executive Officer and Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TED A. SHEPHERD Ted A. Shepherd	President, Chief Executive Officer and Secretary (Principal Executive Officer) and Chairman of the Board	December 16, 2002
/s/ RICHARD J. ANGLIN Richard J. Anglin	Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)	December 16, 2002
/s/ EDWARD H. D'ALELIO Edward H. D'Alelio	Director	December 16, 2002
/s/ DAVID MARKUS David Markus	Director	December 16, 2002
/s/ DREW MCMANIGLE Drew McManigle	Director	December 16, 2002
/s/ SHEPHERD G. PRYOR, IV Shepherd G. Pryor, IV	Director	December 16, 2002

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

Certifications

I, Ted A. Shepherd, certify that:

1.
I have reviewed this annual report on Form 10-K of Archibald Candy Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002
/s/ TED A. SHEPHERD Ted A. Shepherd President, Chief Executive Officer and Secretary

Certifications

I, Richard J. Anglin, certify that:

1.
I have reviewed this annual report on Form 10-K of Archibald Candy Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002
/s/ RICHARD J. ANGLIN Richard J. Anglin Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

QuickLinks

TABLE OF CONTENTS
Part I Item 1—Business
Item 2—Properties
Item 3—Legal Proceedings
Item 4—Submission of Matters to a Vote of Security Holders
Part II
Item 5—Market for the Company's Common Equity and Related Stockholder Matters
Item 6—Selected Financial Data
Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A—Quantitative and Qualitative Disclosure of Market Risk
Item 8—Financial Statements and Supplementary Data
Item 9—Changes in and Disagreements with Accountants On Accounting and Financial Disclosures
Part III Item 10—Directors and Executive Officers of the Company
Item 11—Executive Compensation
Summary Compensation Table
Item 12—Security Ownership of Certain Beneficial Owners and Management
Item 13—Certain Relationships and Related Transactions
Item 14—Controls and Procedures
Part IV Item 15—Exhibits, Financial Statement Schedules, and Reports on Form 8-K
INDEX TO EXHIBITS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Auditors
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidated Balance Sheets As of August 25, 2001 and August 31, 2002
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidated Statements of Operations Years ended August 26, 2000, August 25, 2001 and August 31, 2002
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidated Statement of Changes in Shareholder's Deficit (Dollars in Thousands)
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Consolidated Statements of Cash Flows Years ended August 26, 2000, August 25, 2001 and August 31, 2002
Archibald Candy Corporation (A Wholly Owned Subsidiary of Fannie May Holdings, Inc.) Notes to Consolidated Financial Statements August 31, 2002 (Dollars in Thousands)
Condensed Consolidating Balance Sheet August 31, 2002
Condensed Consolidating Balance Sheet August 25, 2001
Condensed Consolidating Statement of Operations Year ended August 31, 2002
Condensed Consolidating Statement of Operations Year ended August 25, 2001
Condensed Consolidating Statement of Operations Year ended August 26, 2000
Condensed Consolidating Statement of Cash Flow Year ended August 31, 2002
Condensed Consolidating Statement of Cash Flows Year ended August 25, 2001
Condensed Consolidating Statement of Cash Flows Year ended August 26, 2000
Archibald Candy Corporation Valuation and Qualifying Accounts
SIGNATURES
Certifications
Certifications