Form 10-Q
period 2002-11-30
ARCHIBALD CANDY CORP
filed 2003-01-21
CIK 1044269

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 022-28628

ARCHIBALD CANDY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0485115 (I.R.S. Employer Identification No.)
1137 West Jackson Boulevard Chicago, Illinois 60607 (Address of principal executive offices)	60607 (Zip Code)

Registrant's telephone number, including area code: (312) 243-2700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

        As of January 21, 2003, the number of shares outstanding of the registrant's common stock was 276,157.

ARCHIBALD CANDY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 30, 2002
INDEX

PART I—FINANCIAL INFORMATION:

ITEM 1—FINANCIAL STATEMENTS

Archibald Candy Corporation

Consolidated Balance Sheets

(In thousands, except per share amounts, unaudited)

	Reorganized Company	Predecessor Company
	Nov. 30, 2002	Aug. 31, 2002
Assets
Current assets:
Cash and cash equivalents	$4,986	$3,356
Restricted cash	—	500
Accounts receivable, net	4,384	1,074
Inventories, net	41,702	27,848
Prepaid expenses and other current assets	4,353	2,297

Total current assets	55,425	35,075
Property, plant, and equipment, net	59,971	24,862
Goodwill	—	56,726
Other intangible assets	17,025	36
Reorganization intangible	4,401	—
Deferred financing fees	1,097	—
Investment in joint venture	2,666	2,275
Other assets	417	1,520

Total assets	$141,002	$120,494

Liabilities and shareholders' equity (deficit)
Current liabilities:
Revolving line of credit	$25,338	$20,000
Accounts payable	18,040	11,159
Accrued liabilities	5,381	3,399
Payroll and related liabilities	2,405	2,091
Accrued interest	623	149
Current portion of capital lease obligations	63	61
Liabilities subject to compromise	—	190,130

Total current liabilities	51,850	226,989
Due to affiliate	—	40
Deferred taxes	12,768	—
Secured subordinated notes	50,000	—
Term loan agreement	10,000	—
Pension liability	6,085	4,285
Capital lease obligations, less current portion	84	100
Shareholders' equity (deficit):
Common stock, $0.01 par value:
Authorized—300,000 shares and 25,000 shares, respectively
Issued and outstanding—276,157 shares and 4,210 shares, respectively	3	—
Additional paid-in-capital	13,081	18,700
Accumulated deficit	(2,889)	(127,259)
Other comprehensive income (loss)	20	(2,361)

Total shareholders' equity (deficit)	10,215	(110,920)

Total liabilities and shareholders' equity (deficit)	$141,002	$120,494

See accompanying notes.

Archibald Candy Corporation

Consolidated Statements of Operations

(In thousands, unaudited)

	Reorganized Company	Predecessor Company	Predecessor Company
	One Month Ended Nov. 30, 2002	Two Months Ended Oct. 31, 2002	Three Months Ended Nov. 24, 2001
Net sales	$12,370	$20,312	$42,375
Cost of sales, excluding depreciation and amortization	5,126	8,877	17,492
Cost of sales, nonrecurring (Note 5)	1,039	—	—

Total cost of sales	6,165	8,877	17,492

Gross profit	6,205	11,435	24,883
Selling, general, and administrative expenses	7,302	13,821	29,551
Depreciation and amortization expense	564	995	2,505
Amortization of goodwill and other intangibles	72	283	1,030
Management fees and other fees	12	9	28
Share of loss in joint venture	35	99	128

Operating loss	(1,780)	(3,772)	(8,359)
Other (income) and expense:
Interest expense	613	355	4,797
Interest income	(1)	(3)	(5)
Gain on debt discharge (Note 2)	—	124,900	—
Effect of deconsolidation of Sweet Factory Group, Inc. and its subsidiaries (Note 3)	—	—	2,258
Other income (expense)	(6)	99	(24)

Income (loss) before reorganization costs and income taxes	(2,398)	120,875	(15,433)
Reorganization costs (Note 4)	407	1,258	—

Income (loss) before income taxes	(2,805)	119,617	(15,433)
Provision for income taxes	84	6	3

Net income (loss)	$(2,889)	$119,611	$(15,436)

See accompanying notes.

Archibald Candy Corporation

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unaudited)

	Reorganized Company	Predecessor Company	Predecessor Company
	Period Ended Nov. 30, 2002	Period Ended Oct. 31, 2002	Three Months Ended Nov. 24, 2001
Net income (loss)	$(2,889)	$119,611	$(15,436)
Other comprehensive income:
Foreign currency translation adjustment	20	317	35

Comprehensive income (loss)	$(2,869)	$119,928	$(15,401)

Archibald Candy Corporation

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Reorganized Company	Predecessor Company	Predecessor Company
	One Month Ended Nov. 30, 2002	Two Months Ended Oct. 31, 2002	Three Months Ended Nov. 24, 2001
Operating activities
Net income (loss)	$(2,889)	$119,611	$(15,436)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	636	1,278	3,535
Share of loss in joint venture	35	99	128
Effect of deconsolidation of Sweet Factory Group, Inc. and its subsidiaries	—	—	2,258
Extraordinary gain	—	(124,900)	—
Changes in operating assets and liabilities:
Accounts receivable, net	61	(3,371)	(4,246)
Inventories	(896)	(6,958)	(8,626)
Prepaid expenses and other current assets	528	(2,805)	(1,097)
Other assets	(25)	311	(145)
Accounts payable and accrued liabilities	1,530	5,587	15,345

Net cash used in operating activities	(1,020)	(11,148)	(8,284)
Investing activities
Purchase of property, plant, and equipment	(385)	(629)	(777)
Effect of deconsolidation of Sweet Factory Group, Inc. and its subsidiaries	—	—	(336)

Net cash used in investing activities	(385)	(629)	(1,113)
Financing activities
Net increase in revolving line of credit	5,016	10,322	10,194
Payments of capital lease obligations	(14)	—	(13)
Costs related to loan agreements	(702)	(427)	(17)

Net cash from financing activities	4,300	9,895	10,164
Effect of exchange rates on cash	20	97	35

Net increase (decrease) in cash and cash equivalents	2,915	(1,785)	802
Cash and cash equivalents at beginning of period	2,071	3,856	2,346

Cash and cash equivalents at end of period	$4,986	$2,071	$3,148

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2	$489	$415

See accompanying notes.

Archibald Candy Corporation

Notes to Consolidated Financial Statements

November 30, 2002

1.    Basis of Presentation

        Archibald Candy Corporation, a Delaware corporation ("Archibald") and its subsidiaries (collectively, the "Company") are manufacturers and retailers of boxed chocolates and other confectionery items. The Company sells its Fannie May, Fanny Farmer and Laura Secord candies in 446 Company-operated stores and in approximately 10,000 third-party retail outlets as well as through corporate gift, mail order and fundraising programs in the United States and Canada. The Company is the successor in interest to Archibald Candy Corporation, an Illinois corporation ("Archibald Illinois" or the "Predecessor Company"). Archibald Illinois was a wholly owned subsidiary of Fannie May Holdings, Inc. ("Holdings").

        On June 12, 2002, Archibald Illinois and Holdings filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code and, on November 1, 2002, their Second Amended Joint Plan of Reorganization (the "Archibald Plan") became effective (see Note 2 to the Consolidated Financial Statements). Accordingly, the consolidated financial statements of the Company during the bankruptcy proceedings are presented in accordance with American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7").

        Due to the reorganization and implementation of fresh-start reporting, consolidated financial statements for the Company (period starting November 1, 2002) are not comparable to those of the Predecessor Company. The statements reported for the Company relate to all operations post-emergence from bankruptcy and the statements reported for Predecessor Company relate to all operations pre-emergence from bankruptcy.

        The accompanying consolidated financial statements include the accounts of Archibald and its subsidiaries, Laura Secord Holdings Corp. and Archibald Candy (Canada) Corporation. For the periods prior to November 15, 2001, the consolidated financial statements also include the accounts of Sweet Factory Group, Inc. ("SFG") and its three subsidiaries: Sweet Factory, Inc., SF Properties, Inc. and SF Candy Company—see Note 3 below. All significant intercompany balances and transactions have been eliminated in consolidation.

        The interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for fair presentation for the periods presented have been reflected and are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended August 31, 2002.

        The Company's results of operations for the period from November 1, 2002 to November 30, 2002 are not necessarily indicative of the results that may be achieved for the entire year.

2.    Reorganization—Archibald

        On June 12, 2002, Holdings and Archibald Illinois filed petitions with the U.S. Bankruptcy Court for the District of Delaware to commence a consolidated voluntary bankruptcy proceeding under Chapter 11 of the U.S. Bankruptcy Code. While in bankruptcy, Holdings and Archibald Illinois continued to manage their properties and operate their businesses in accordance with the applicable provisions of the Bankruptcy Code. In connection with the bankruptcy proceeding, Holdings and Archibald Illinois filed the Archibald Plan, which was confirmed by the bankruptcy court on September 25, 2002 and became effective as of November 1, 2002. Pursuant to the Archibald Plan, (i) all of the outstanding equity interests of Holdings and Archibald Illinois were cancelled; (ii) Holdings merged with and into Archibald Illinois; and (iii) Archibald Illinois merged with and into a newly-formed Delaware corporation, renamed Archibald Candy Corporation. As a result, Archibald acquired all of the assets of Holdings and Archibald Illinois. As part of the Archibald Plan, Archibald entered into a new $50 million term loan and revolving credit facility with Foothill Capital Corporation, as administrative agent, to finance its working capital and capital expenditures and to pay the costs of the reorganization. The proceeds of the credit facility also were used, in part, to pay-off the indebtedness outstanding under Archibald Illinois' debtor-in-possession facility.

In addition, pursuant to the Archibald Plan, all of the $170 million outstanding principal amount of 10 1/4% senior secured notes due 2004 issued by Archibald Illinois, together with the accrued and unpaid interest thereon, were cancelled and Archibald issued $50 million of 10% secured subordinated notes due 2007 to the holders of the cancelled notes. Also, pursuant to the Archibald Plan, in consideration of the cancellation of the claims of the holders of the cancelled notes and certain general unsecured creditors of Archibald Illinois, Archibald issued (or expects to issue upon completion of the Archibald Plan) to such claimants an aggregate of 276,290 shares of Archibald's common stock, par value $.01 per share, which represents 100% of Archibald's issued and outstanding common stock.

        In accordance with SOP 90-7, the Company adopted "fresh-start accounting" as of November 1, 2002. In adopting fresh-start reporting, the Company was required to determine its enterprise value, which represents the fair value of the entity before considering its interest bearing debt. The financial advisors to the Company determined that the Company's enterprise value as of November 1, 2002 was $93.4 million and the reorganization equity value was $13.1 million.

        The adjustments to reflect the adoption of fresh-start accounting, including the adjustments to record (i) inventories, (ii) prepaid expenses and other current assets, (iii) property, plant and equipment, (iv) other assets, (v) intangible assets, and (vi) pension liability at their fair market values, and (vii) and the establishment of $4.4 million of reorganization value in excess of amounts allocable to net identifiable assets ("reorganization intangible"), have been reflected in the following consolidated balance sheet reconciliation as of November 1, 2002 as fresh-start adjustments. In addition, the Company's consolidated balance sheet was further adjusted to eliminate existing liabilities subject to compromise and equity and to reflect the aforementioned $93.4 million enterprise value.

        The Company's emergence from bankruptcy did not create a new tax reporting entity. Accordingly, the adjustments required to adopt fresh start accounting are not applicable for tax reporting. The reorganization of the Company will result in a discharge of debt under the tax code. The Company believes the discharge will substantially reduce or eliminate outstanding net operating loss carryforwards by the conclusion of the August 30, 2003 fiscal year. If any net operating loss carryforwards are remaining, they will be subject to annual limitations in accordance with section 382 of the tax code due to the change in control. The deferred tax liability recorded of $12.8 million is based on the estimated impact of the reorganization. This estimate is subject to change upon completion of our analysis and the filing of all related tax returns.

        Below is an unaudited balance sheet as of November 1, 2002 showing the adjustments thereto to give effect to the reorganization and fresh-start adjustments (in thousands):

	Predecessor Company Nov. 1, 2002	Reorganization		Fresh-Start Adjustments		Reorganized Company Nov. 1, 2002
Assets
Current Assets:
Cash and cash equivalents	$2,071	$—		$—		$2,071
Accounts receivable, net	4,445	—		—		4,445
Inventories, net	34,806	—		6,000	(5)	40,806
Prepaid expenses and other current assets	5,023	—		(102	)(6)	4,921

Total current assets	46,345	—		5,898		52,243
Property, plant, equipment, net	24,576			35,535	(5)	60,111
Goodwill	56,446	—		(56,446	)(7)	—
Other intangibles	33	—		17,031	(7)	17,064
Reorganization intangible	—	—		4,401	(9)	4,401
Deferred financing fees	427	701	(4)	—		1,128
Investment in joint venture	2,529	—		—		2,529
Other assets	1,210	—		(816)		394

Total Assets	$131,566	$701		$5,603		$137,870

Liabilities and shareholder's equity (deficit)
Current Liabilities:
Revolving line of credit	$30,322	$(10,000	)(3)	$—		$20,322
Accounts payable	17,323	—		—		17,323
Accrued liabilities	2,884	3,136	(1)	—		6,020
Payroll and related liabilities	2,177	—		—		2,177
Accrued interest	12	—		—		12
Current portion of capital lease obligations	74	—		—		74
Liabilities subject to compromise	190,419	(190,419	)(1)	—		—

Total current liabilities	243,211	(197,283)		—		45,928
Due to affiliate	39	—		(39	)(6)	—
Secured subordinated notes	—	50,000	(2)	—		50,000
Term loan agreement	—	10,000	(3)	—		10,000
Pension liability	4,351	—		1,651	(5)	6,002
Deferred taxes	—	—		12,768	(10)	12,768
Capital lease obligations, less current portions	88	—		—		88
Shareholder's equity (deficit):
Common Stock	—	3	(2)	—		3
Additional paid-in-capital	18,700	13,081	(2)	(18,700	)(8)	13,081
Accumulated deficit	(132,558)	124,900	(1)(2)	7,658	(8)	—
Other Comprehensive income (loss)	(2,265)	—		2,265	(5)(8)	—

Total shareholder's equity (deficit)	(116,123)	137,984		(8,777)		13,084

Total liabilities and shareholder's equity (deficit)	$131,566	$701		$5,603		$137,870

(1)
To reflect the discharge of the senior secured notes and accrued interest thereon and other unsecured claims.

(2)
To reflect the issuance of new common stock and additional paid-in capital of $13.1 million and new secured subordinated notes of $50.0 million.

(3)
To reflect the refinancing of the debtor-in-possession facility with a revolving credit and term loan facility.

(4)
To reflect deferred debt issuance costs related to the new revolving credit and term loan facility and new secured subordinated notes.

(5)
To adjust inventories, property, plant and equipment and pension liability to fair market value.

(6)
To write-off affiliate related receivables and payables.

(7)
To write-off intangibles and establish new intangibles.

(8)
To reflect the cancellation of the old common stock and additional paid-in capital and to reflect the elimination of the accumulated deficit.

(9)
To record a reorganization intangible in an amount equal to the excess of reorganization equity value of the Company over net assets.

(10)
To reflect the recording of deferred taxes associated with the net increase in the basis of assets for financial reporting versus tax purposes.

        As a result of the bankruptcy filing, no principal or interest payments were made on any pre-petition debt. Contractual interest expense not recorded on certain pre-petition debt totaled $2.9 million for the period from September 1, 2002 to October 31, 2002.

        The gain recognized by the Predecessor Company prior to emergence from bankruptcy is as follows (in thousands):

Liabilities subject to compromise:
Senior secured notes	$169,500
Accrued interest	16,775
Accounts payable	4,144

Total	190,419
Less:
Payments of liabilities subject to compromise	2,435
Value of secured subordinated notes	50,000
Value of common stock	13,084

Gain on debt discharge	$124,900

        The accounts payable amount above may be subject to further adjustment depending on further development with respect to the reconciliation of claims and the resolution of disputed claims.

3.    Bankruptcy Filing—Sweet Factory

        On November 15, 2001, Sweet Factory Group, Inc. ("SFG") and its three subsidiaries; Sweet Factory, Inc., SF Properties, Inc. and SF Candy Company, filed voluntary petitions in the U.S. Bankruptcy Court for the District of Delaware under Chapter 11 of the U.S. Bankruptcy Code. On August 6, 2002, the assets of SFG and its subsidiaries were sold for $6.6 million to RDR Group, a California corporation. The proceeds of the sale were applied to pay-off the debtor-in-possession financing provided by The CIT Group/Business Credit, Inc. ("CIT"), to pay Archibald Illinois' secured claim, to make cure payments to the landlords under the assumed store leases that were assumed by RDR Group, to pay administrative expenses, to make a payment to the holders of Archibald Illinois' 10 1/4% senior secured notes and to make a payment to the unsecured creditors' class. On October 29, 2002, SFG and its subsidiaries were dissolved.

        SFG and its subsidiaries' financial results are included in the Predecessor Company's consolidated results through November 15, 2001. Accounting principles generally accepted in the United States generally require that any entity that files for protection under the U.S. Bankruptcy Code whose financial statements were previously consolidated with those of its parent must be prospectively deconsolidated from the parent with the investment accounted for using the cost method. The effects on the Predecessor Company's balance sheet of this deconsolidation and use of the cost method are that: (i) the Predecessor Company's investment in SFG is included as a single amount and (ii) the Predecessor Company's receivable from SFG is no longer eliminated. The effect on the Predecessor Company's income statement is that beginning November 15, 2001, the SFG operating results are not included in the consolidated results. At November 15, 2001, the Predecessor Company's investment in SFG was a negative $17.1 million, and the receivable had a balance of $19.4 million. Because of SFG's and its subsidiaries' bankruptcies, it was determined that the receivable should be reserved for financial reporting purposes. That write-off was first netted against the negative investment balance, with the remaining $2.3 million recorded as a non-operating expense. Upon the sale of SFG and its subsidiaries, the Predecessor Company received net proceeds of $1.6 million.

        Following are the condensed consolidated statements of operations and balance sheet data for SFG and its subsidiaries (in thousands):

For the period of August 26, 2001 through November 15, 2001
Net sales	$8,867
Operating loss	(3,172)
Loss before income taxes	(3,175)
Net loss	(3,178)

        Following are the condensed pro forma consolidated statement of operations dat a for the Predecessor Company, assuming the deconsolidation of SFG and its subsidiaries (in thousands):

For the three months ended Nov. 24, 2001
Net sales	$33,508
Operating loss	(5,187)
Loss before income taxes	(12,258)
Net loss	(12,258)

4.    Reorganization Costs

        Although Archibald has emerged from Chapter 11 bankruptcy, reorganization costs are still being incurred related primarily to professional fees associated with establishing the new corporate structure and resolving all claims filed against the Predecessor Company.

5.    Inventories

        Inventories are stated at the lower of cost or market. Inventories are valued primarily at either average or first in, first out (FIFO) cost. Supply inventories are relieved monthly based on an estimated gross margin and adjusted to actual upon the taking of an annual physical inventory at the end of July. In fiscal 2002, we recorded a reserve for supply inventories of approximately $3.0 million. This reserve relates primarily to the discontinuance of certain product lines for which we had unique packaging, and other slow-moving and obsolete packaging and supply inventories. We will write-off those items which are deemed obsolete and periodically monitor the inventories for other potential slow moving and obsolete items. Inventories are comprised of the following:

	Reorganized Company	Predecessor Company
	November 30, 2002	August 31, 2002
Raw materials	$11,831	$9,145
Work-in process	152	134
Finished goods	29,719	18,569

	$41,702	$27,848

        In accordance with fresh-start reporting, the Company adjusted inventories to fair value representing the estimated selling prices less the sum of the costs of disposal and a reasonable profit margin for the selling effort. As a result, the Company increased the basis of inventories by $6.0 million as of November 1, 2002. The cost of sales recorded as a result of this increase was $1.0 million for the one month ended November 30, 2002 and has been reflected as cost of sales, nonrecurring in the consolidated financial statements.

6.    New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statements of Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets" ("the Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer being amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

        In connection with the fresh-start accounting adjustments, the Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003. Intangible assets were recorded based on the new valuation of the Company. As such all remaining goodwill from the Predecessor Company was written-off.

        The pro forma impact of eliminating goodwill amortization on the consolidated statements of income is as follows:

Three months ended November 24, 2001
Reported net loss	$(15,436)
Goodwill amortization	421

Adjusted net loss	$(15,015)

        Other intangibles assets are comprised of the following:

	Reorganized Company	Predecessor Company
	November 30, 2002	August 31, 2002
Trademarks	$15,400	$—
Other	1,625	36

Total	$17,025	$36

        In connection with its fresh-start accounting adjustments, the Company has recorded new intangible assets based on the revised valuation of the Company. Trademarks and reorganization intangible will be subject to the annual impairment tests in accordance with the Statements. Other intangibles are amortized over their useful lives.

7.    Property, Plant and Equipment

        Property, plant and equipment are comprised of the following:

	Reorganized Company	Predecessor Company
	November 30, 2002	August 31, 2002
Machinery and equipment	$10,259	$32,146
Land and buildings	34,789	18,253
Furniture and fixtures	2,897	4,098
Leasehold improvements	12,547	25,568

	60,492	80,065
Less: Accumulated depreciation	(521)	(55,203)

	$59,971	$24,862

        In connection with its fresh-start accounting adjustments, the Company's property, plant and equipment were adjusted to fair market value as of November 1, 2002. The assets are depreciated on a straight line basis over their useful lives, which are 5 years for machinery & equipment, 20 years for buildings, 7 years for furniture & fixtures and over the life of the lease for leasehold improvements.

8.    Debt

  CIT Facility

        On June 28, 2001, Archibald Illinois and its subsidiary, Sweet Factory, Inc. ("Sweet Factory"), entered into a revolving credit facility with CIT, as agent (the "CIT Facility"). The initial borrowings under the CIT Facility were used, in part, to pay all outstanding obligations under Archibald Illinois' revolving credit facility with Bank One, NA, as agent, which facility was then terminated. The CIT Facility provided for revolving loans and letter of credit issuances, subject to certain borrowing conditions, in an aggregate amount at any time not to exceed the lesser of (1) $30.0 million (or specified lower amounts at certain times of the year) and (2) a borrowing base comprised of a percentage of eligible accounts receivable and inventory and owned store locations.

        The CIT Facility was secured by first priority liens on Archibald Illinois' and Sweet Factory's accounts receivable, and inventory, and the Company-owned store locations, and the proceeds therefrom. The subsidiaries of Archibald Illinois and Sweet Factory, including Archibald Candy (Canada) Corporation, a Canadian corporation ("Archibald Canada"), guaranteed all obligations under the CIT Facility and granted to the agent under the CIT Facility a first priority lien on their accounts receivable, inventory, and the proceeds therefrom. In addition, Holdings guaranteed all obligations under the CIT Facility and granted to CIT a first priority lien on all of its assets, including all the outstanding shares of common stock of Archibald Illinois.

        As of June 14, 2002, there was an aggregate of $13.9 million outstanding under the CIT Facility. On June 14, 2002, proceeds from borrowings under the Archibald DIP Credit Facility (defined below) were used to pay all outstanding obligations under the CIT Facility and the CIT Facility was then terminated.

  Sweet Factory DIP Credit Facility

        In connection with the Sweet Factory Bankruptcy, on November 15, 2001, CIT and Sweet Factory entered into a post-petition credit, security and guaranty agreement (the "SF DIP Credit Facility"). Archibald Illinois, Holdings and Archibald Canada and SFG's other subsidiaries guaranteed all obligations of Sweet Factory under the SF DIP Credit Facility. The guaranty by Archibald Illinois was secured by a $1.0 million cash collateral account held by CIT. The SF DIP Credit Facility was for one year and provided for revolving loans at any time not to exceed the lesser of (1) $2.0 million and (2) a borrowing base comprised of a percentage of Sweet Factory's eligible inventory plus a $1.0 million overadvance, subject to certain reserves.

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

  Archibald DIP Credit Facility

        In connection with the Archibald Illinois Reorganization, on June 14, 2002, Archibald Illinois entered into a post-petition loan and security agreement and guaranty (the "Archibald DIP Credit Facility") with Foothill Capital Corporation, as the arranger and administrative agent, the lenders party thereto and Holdings and Archibald Canada, as guarantors. Under the Archibald DIP Credit Facility, the lenders agreed to make available to Archibald Illinois (a) a $25.0 million revolving credit facility, pursuant to which Archibald Illinois could borrow up to the lesser of (i) $25.0 million and (ii) a borrowing base comprised of certain percentages of eligible accounts receivable and inventory, subject to certain reserves, and (b) an aggregate of $20.0 million in term loans. Initial borrowings under the Archibald DIP Credit Facility were used to pay-off in full the CIT Facility. As of August 31, 2002, $20.0 million of borrowings and $0.2 million of letters of credit were outstanding under the Archibald DIP Credit Facility.

        As of November 1, 2002, an aggregate of $30.3 million was outstanding under the Archibald DIP Credit Facility. In connection with the Archibald Plan effective November 1, 2002, all outstanding amounts under the Archibald DIP Credit Facility were repaid in full from proceeds of the initial borrowings under Archibald's New Credit Facility (defined below) and the Archibald DIP Credit Facility was terminated.

  New Credit Facility

        On November 1, 2002, Archibald entered into a loan and security agreement and guaranty with the financial institutions signatory thereto and Foothill Capital Corporation ("Foothill"), as administrative agent (the "New Credit Facility"). The New Credit Facility was extended to Archibald in connection with its emergence from bankruptcy and replaced the financing provided pursuant to the Archibald DIP Credit Facility, which was terminated pursuant to the Archibald Plan.

        The New Credit Facility provides up to $50 million in credit, which is comprised of a revolving loan facility, a term loan A, a term loan B and letter of credit issuances. Under the revolving loan facility, Archibald may, subject to certain borrowing conditions, incur revolving loans in an amount up to the lesser of (1) $30.0 million and (2) a borrowing base comprised of a percentage of eligible accounts receivable and eligible inventory, which borrowing base components are subject to certain limits, minus a reserve of $2.5 million (as such amount may be reduced in accordance with the provisions of the loan agreement) and minus certain additional reserves which may from time to time be imposed by Foothill. Revolving loans are due and payable in full on November 1, 2005 (the "Maturity Date").

        Subject to certain conditions, the term loan A will be made available to Archibald from July 1 through December 31 of each calendar year, with any outstanding obligations under such term loan to be repaid in full on December 31 of each year. Subject to any applicable reserves, in 2002, term loan A shall not exceed the lesser of (1) $10.0 million and (2) a specified percentage of the value of Archibald's equipment and real property. In 2003, term loan A shall not exceed the lesser of (1) $9.0 million and (2) a specified percentage of the value of Archibald's equipment and real property. In 2004, term loan A shall not exceed the lesser of (1) $7.0 million and (2) a specified percentage of the value of Archibald's equipment and real property and between July 1, 2005 and the Maturity Date, term loan A shall not exceed $5.0 million. In addition to the term loan A, on November 1, 2002, term loan B was extended to Archibald in an amount equal to $10.0 million. The outstanding principal amount of term loan B is due and payable in full on the Maturity Date; provided, that if at any time the outstanding principal amount of term loan B shall be less than $5.0 million as a result of mandatory or voluntary prepayments, the remaining amount of term loan B shall be immediately due and payable (subject to certain exceptions).

        The New Credit Facility provides the various interest rates which are applicable to the revolving loans and term loans thereunder. At Archibald's election, revolving loan advances will bear interest at either (a) a variable per annum rate equal to the "prime rate" announced from time to time by Wells Fargo Bank, National Association (the "Prime Rate"), plus 0.50% or (b) a variable per annum rate equal to the "LIBOR" rate determined by Foothill in accordance with its customary procedures, plus 2.75%. Term loan A bears interest at the Prime Rate, plus 2.0%. Term loan B bears interest at a per annum rate equal to (A) the greater of (x) the Prime Rate plus 3.0% and (y) 7.75%, plus (B) 4.75% (the "PIK Amount"), which PIK Amount shall be paid in kind by being added to the principal amount of term loan B. The PIK Amount is subject to reduction in calendar year 2003 if there shall not exist any default or event of default under the New Credit Facility.

        The New Credit Facility is secured by first priority liens on all of Archibald's assets and all of the proceeds therefrom. Archibald's wholly-owned subsidiaries, Laura Secord Holdings Corp. and Archibald Canada (together, the "Guarantor Subsidiaries") have guaranteed all of Archibald's obligations under the New Credit Facility and granted a first priority lien in all of their respective assets and the proceeds therefrom as security for such guarantees.

        The New Credit Facility contains various business and financial covenants including, among other things, limitations on dividends, redemptions and repurchases of capital stock, limitations on the incurrence of and payments in respect of indebtedness, limitations on asset dispositions, limitations on capital expenditures and requirements to maintain certain targeted EBITDA amounts. The New Credit Facility also requires Archibald to make prepayments of the loans in certain circumstances, including, among other things, from Archibald's excess cash flow, as defined, and from proceeds of certain asset sales, insurance and condemnation proceeds (unless Archibald is permitted to repair or replace the applicable collateral as provided in the loan agreement), and in the event that certain financial tests are not met. These loan restrictions could restrict corporate activities, including Archibald's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

        Based on the Company's performance during the December holidays, it is unlikely that it will satisfy the EBITDA covenant of the New Credit Facility for the second fiscal quarter of 2003. The Company has begun discussions with Foothill regarding a waiver or amendment of this potential default. However, there can be no assurance that it will be successful in negotiating such a waiver or amendment.

        As of November 30, 2002, $35.3 million of borrowings and $0.6 million of letters of credit were outstanding under the New Credit Facility.

  Secured Subordinated Notes

        In connection with the Archibald Plan, concurrently with the execution and delivery of the New Credit Facility, pursuant to an Indenture dated November 1, 2002 (the "Indenture") between Archibald, the Guarantor Subsidiaries and BNY Midwest Trust Company, as trustee (the "Trustee"), Archibald issued $50.0 million in aggregate principal amount of Archibald's 10% Secured Subordinated Notes due 2007 (the "Notes") in a transaction exempt from registration under the Securities Act of 1933, as amended. The Notes were issued in replacement of those certain 10 1/4% senior secured notes totaling $170.0 million due 2004 issued by Archibald Illinois pursuant to the Indenture dated July 2, 1997 (as amended and supplemented) between Archibald Illinois and The Bank of New York, as trustee, which indenture (and the notes issued thereunder) was terminated pursuant to the Archibald Plan.

        Interest is payable under the Notes at the rate of 10% per annum and interest payments are to be made semi-annually on January 1 and July 1 of each year, and on the maturity date, commencing on January 1, 2003. On or prior to November 1, 2005, Archibald may elect, in the judgment of its Board of Directors, to make all or a portion of each such interest payment in cash or by issuing new promissory notes (each a "PIK Note") with a principal amount, in each case, equal to the amount of interest that each holder of a Note was due on the interest payment date and which Archibald has elected to pay by issuance of the PIK Note; provided, however, unless certain conditions are satisfied, the New Credit Facility requires that interest accrued under the Notes be paid by the issuance of PIK Notes.

        The Notes are secured by a second priority lien on all of Archibald's assets and all of the proceeds therefrom. The Guarantor Subsidiaries have guaranteed all of Archibald's obligations under the Indenture (including the Notes) and granted a second priority lien in all of their respective assets and the proceeds therefrom as security for such guarantees. The liens in favor of the Trustee are subordinate to the liens granted by Archibald and the Guarantor Subsidiaries in favor of Foothill under the New Credit Facility. The manner and terms under which the liens granted to the Trustee under the Indenture are subordinated to the liens in favor of Foothill under the New Credit Facility are as set forth in the Indenture.

        The Indenture contains various business covenants including, among other things, limitations on dividends, redemptions and repurchases of capital stock, limitations on the incurrence of indebtedness and limitations on asset dispositions. The Indenture also requires Archibald to make an offer to repurchase Notes in certain circumstances, including, among other things, to the extent net cash proceeds from asset sales exceed a certain threshold amount (but only to the extent such proceeds are not reinvested or used to repay certain other indebtedness). These restrictions could restrict corporate activities, including Archibald's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

9.    Contingencies

        Under various federal, state, provincial and local laws, ordinances and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, in or migrating from such property. Such liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. A number of properties owned by Archibald were formerly operated by others as gasoline stations. Archibald has conducted subsurface investigations at these owned properties and based on these investigations, Archibald has determined that some contamination exists at certain of these sites. Archibald is unaware of any remediation required with respect to such contamination that would have a material impact on its financial condition. However, Archibald cannot assure you that no additional remediation will be required at these sites or that no additional environmental liabilities will arise with respect to these sites. An accrual has not been recorded as of November 30, 2002 in the financial statements.

10.    Guarantor Subsidiaries

        The Company's obligations under its secured subordinated notes due 2007 are fully and unconditionally guaranteed on a secured, joint and several basis by the Guarantor Subsidiaries. None of the Company's subsidiaries was subject to any restrictions on its ability to pay dividends or make distributions to the Company. The following condensed consolidating financial data illustrates the composition of the Company and its subsidiaries. Separate financial statements of the respective Guarantor Subsidiaries have not been provided because the Company's management determined that such additional information would not be useful in assessing the financial composition of the Guarantor Subsidiaries.

Reorganized Company

Condensed Consolidating Balance Sheet

November 30, 2002

(In thousands, unaudited)

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4,181	$805	$—	$4,986
Accounts receivables, net	3,357	1,027	—	4,384
Inventories, net	35,130	6,572	—	41,702
Prepaids and other current assets	3,361	992	—	4,353

Total current assets	46,029	9,396	—	55,425
Property, plant, and equipment, net	55,764	4,207	—	59,971
Intangible assets	12,602	4,423	—	17,025
Reorganization intangible	1,317	3,084	—	4,401
Investment in joint venture	—	2,666	—	2,666
Deferred financing fees	1,097	—	—	1,097
Intercompany	14,146	(5,202)	(8,944)	—
Investment in subsidiaries	5,901	—	(5,901)	—
Other assets	402	15	—	417

Total assets	$137,258	$18,589	$(14,845)	$141,002

Liabilities and shareholder's equity (deficit)
Current liabilities:
Revolving line of credit	$25,338	$—	$—	$25,338
Accounts payable	16,039	2,001	—	18,040
Other current liabilities	7,266	1,206	—	8,472

Total current liabilities	48,643	3,207	—	51,850
Term loan	10,000	—	—	10,000
Secured subordinated notes	50,000	—	—	50,000
Intercompany note payable	—	8,944	(8,944)	—
Other noncurrent liabilities	18,420	517	—	18,937
Total shareholder's equity (deficit)	10,195	5,921	(5,901)	10,215

Total liabilities & shareholder's equity (deficit)	$137,258	$18,589	$(14,845)	$141,002

Predecessor Company

Condensed Consolidating Balance Sheet

August 31, 2002

(In thousands, unaudited)

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,521	$835	$—	$3,356
Restricted cash	500	—	—	500
Accounts receivables, net	1,021	53	—	1,074
Inventories, net	24,886	2,962	—	27,848
Prepaids and other current assets	1,953	344	—	2,297

Total current assets	30,881	4,194	—	35,075
Property, plant, and equipment, net	16,290	8,572	—	24,862
Intercompany	8,789	514	(9,303)	—
Investment in subsidiaries	2,527	—	(2,527)	—
Other assets	58,268	2,289	—	60,557

Total assets	$116,755	$15,569	$(11,830)	$120,494

Liabilities and shareholder's equity (deficit)
Current liabilities:
Revolving line of credit	$20,000	$—	$—	$20,000
Liabilities subject to compromise	190,130	—	—	190,130
Accounts payable	9,485	1,674	—	11,159
Other current liabilities	4,502	1,198	—	5,700

Total current liabilities	224,117	2,872	—	226,989
Intercompany note payable	—	9,303	(9,303)	—
Other noncurrent liabilities	4,425	—	—	4,425
Total shareholder's equity (deficit)	(111,787)	3,394	(2,527)	(110,920)

Total liabilities & shareholder's equity (deficit)	$116,755	$15,569	$(11,830)	$120,494

Reorganized Company

Condensed Consolidating Statement of Operations

One Month Ended November 30, 2002

(In thousands, unaudited)

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$8,922	$3,448	$—	$12,370
Cost of sales, excluding depreciation and amortization	3,629	1,497	—	5,126
Cost of sales, nonrecurring	837	202	—	1,039

Total cost of sales	4,466	1,699	—	6,165
Selling, general, and administrative expenses excluding depreciation and amortization	5,384	1,918	—	7,302
Depreciation, amortization and other	513	170	—	683

Operating income (loss)	(1,441)	(339)	—	(1,780)
Interest expense, net	547	65	—	612
Other income (expense)	7	(13)	—	(6)
Equity interest in losses of subsidiaries	420	—	(420)	—

Loss before reorganization costs and income taxes	(2,401)	(417)	420	(2,398)
Reorganization costs	407	—	—	407

Loss before income taxes	(2,808)	(417)	420	(2,805)
Provision for income taxes	81	3	—	84

Net loss	$(2,889)	$(420)	$420	$(2,889)

Predecessor Company

Condensed Consolidating Statement of Operations

Two Months Ended October 31, 2002

(In thousands, unaudited)

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$14,131	$6,181	$—	$20,312
Cost of sales, excluding depreciation and amortization	5,945	2,932	—	8,877
Selling, general, and administrative expenses excluding depreciation and amortization	10,173	3,648	—	13,821
Depreciation, amortization and other	1,018	368	—	1,386

Operating income (loss)	(3,005)	(767)	—	(3,772)
Interest expense, net	225	127	—	352
Gain on debt discharge	124,900	—	—	124,900
Other income (expense)	54	45	—	99
Equity interest in losses of subsidiaries	855	—	(855)	—

Loss before reorganization costs and income taxes	120,869	(849)	855	120,875
Reorganization costs	1,258	—	—	1,258

Loss before income taxes	119,611	(849)	855	119,617
Provision for income taxes	—	6	—	6

Net income (loss)	$119,611	$(855)	$855	$119,611

Predecessor Company

Condensed Consolidating Statement of Operations

Three Months Ended November 24, 2001

(In thousands, unaudited)

	Archibald Candy Corporation	Guarantor(a) Subsidiaries	Eliminations	Consolidated
Net sales	$24,276	$18,099	$—	$42,375
Cost of sales, excluding depreciation	9,989	7,503	—	17,492

Gross profit	14,287	10,596	—	24,883
Selling, general, and administrative expenses excluding depreciation and amortization	15,266	14,285	—	29,551
Depreciation, amortization and other	2,749	942	—	3,691

Operating loss	(3,728)	(4,631)	—	(8,359)
Other (income) expense:
Interest expense	4,794	198	(195)	4,797
Interest income	(200)	—	195	(5)
Other income (expenses)	43	(67)	—	(24)
Effect of deconsolidation of Sweet Factory Group, Inc. and subsidiaries	2,258	—	—	2,258
Equity in losses of subsidiaries	4,899	—	(4,899)	—

Loss before income taxes	(15,436)	(4,896)	4,899	(15,433)
Provision for income taxes	—	3	—	3

Net loss	$(15,436)	$(4,899)	$4,899	$(15,436)

(a)
This column does not include the balances of SFG and subsidiaries beginning November 15, 2001 due to their deconsolidation for financial reporting purposes. Refer to Note 3 for Financial Information on SFG and subsidiaries since their deconsolidation.

Reorganized Company

Condensed Consolidating Statement of Cash Flows

One Month Ended November 30, 2002

(In thousands, unaudited)

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash flows provided by (used in) operating activities	$(1,461)	$441	$—	$(1,020)
Investing activities
Purchase of property and equipment	(247)	(138)	—	(385)

Net cash provided by (used in) investing activities	(247)	(138)	—	(385)
Financing activities
Net increase in revolving line of credit	5,016	—	—	5,016
Cost related to loan agreements	(702)	—	—	(702)
Principal payment of capital lease obligations	(14)	—	—	(14)

Net cash provided by (used in) financing activities	4,300	—	—	4,300
Effect of exchange rates on cash	—	20	—	20

Net decrease in cash and cash equivalents	2,592	323	—	2,915
Cash and cash equivalents at beginning of year	1,589	482	—	2,071

Cash and cash equivalents at end of year	$4,181	$805	$—	$4,986

Predecessor Company

Condensed Consolidating Statement of Cash Flows

Two Months Ended October 31, 2002

(In thousands, unaudited)

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash flows provided by (used in) operating activities	$(10,747)	$(401)	$—	$(11,148)
Investing activities
Purchase of property and equipment	(580)	(49)	—	(629)

Net cash provided by (used in) investing activities	(580)	(49)	—	(629)
Financing activities
Net increase in revolving line of credit	10,322	—	—	10,322
Costs related to loan agreements	(427)	—	—	(427)

Net cash provided by (used in) financing activities	9,895	—	—	9,895
Effect of exchange rates on cash	—	97	—	97

Net decrease in cash and cash equivalents	(1,432)	(353)	—	(1,785)
Cash and cash equivalents at beginning of year	3,021	835	—	3,856

Cash and cash equivalents at end of year	$1,589	$482	$—	$2,071

Predecessor Company

Condensed Consolidating Statement of Cash Flows

Three Months Ended November 24, 2001

(In thousands, unaudited)

	Archibald Candy Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Cash flows provided by (used in) operating activities	$(8,564)	$280	$—	$(8,284)
Investing activities
Purchase of property and equipment	(395)	(382)	—	(777)
Sweet Factory deconsolidation	—	(336)	—	(336)

Net cash provided by (used in) investing activities	(395)	(718)	—	(1,113)
Financing activities
Net increase in revolving line of credit	10,194	—	—	10,194
Principal payments of capital lease obligations	(13)	—	—	(13)
Costs related to loan agreements	(17)	—	—	(17)

Net cash provided by (used in) financing activities	10,164	—	—	10,164
Effect of exchange rates on cash	—	35	—	35

Net decrease in cash and cash equivalents	1,205	(403)	—	802
Cash and cash equivalents at beginning of year	1,116	1,230	—	2,346

Cash and cash equivalents at end of year	$2,321	$827	$—	$3,148

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a manufacturer and marketer of quality boxed chocolates and other confectionery items. We manufacture a variety of candies and operate confectionery retail chains under the Fannie May, Fanny Farmer and Laura Secord brand names. As of November 30, 2002, we sold our products through 446 Company-operated stores and approximately 10,000 third party retail outlets in 17 states and the District of Columbia in the United States and 9 provinces in Canada, as well as through corporate gift, mail order and fundraising programs in the United States and Canada.

        Historically, Company-operated retail has represented the most significant distribution channel for our products, accounting for $21.9 million, or 67.0%, of net sales for the quarterly period ended November 30, 2002. Our third-party retail and non-retail businesses collectively accounted for $10.8 million, or 33.0%, of net sales for the quarterly period ended November 30, 2002. We are currently focusing on growing sales and earnings by building on our Fannie May, Fanny Farmer and Laura Secord brand names by increasing same store sales and increasing points of availability for our products.

        Our costs of sales include costs associated with our manufactured products and costs associated with product purchased from third parties and resold by us. The principal elements of our manufactured product costs are raw materials, labor and manufacturing overhead. Raw materials consist primarily of chocolate, nutmeats, sweeteners and dairy products, the overall cost of which has remained relatively stable despite susceptibility to fluctuations for specific items. Labor costs consist primarily of hourly wages and incentives based on achieving operating efficiencies. Manufacturing overhead generally includes employee benefits, utilities, rents and manufacturing supplies. Historically, we generally have been able to raise the prices of our products equal to or in excess of any increases in cost of sales; however, there can be no assurance that we will be able to continue to do so in the future.

        Selling, general and administrative costs include: (1) Company-operated retail store operating costs, such as wages, rent and utilities, (2) expenses associated with third-party retail and non-retail sales, which include catalog expenses and direct wages and (3) general overhead expenses, which consist primarily of non-allocable wages, professional fees and administrative and management overhead.

        To facilitate a meaningful comparison of the Company's quarterly operating performance in fiscal years 2003 and 2002, the following discussion of results of operations is presented on a traditional comparative basis for both periods. Accordingly, the results of operations for the quarter ended November 30, 2002 represents the mathematic addition of the historical amounts for the predecessor company period, September 1 through October 31, 2002, and the reorganized company period, November 1 through November 30, 2002. Consequently, the current year's information presented below does not comply with accounting requirements for companies upon emergence from bankruptcy which calls for separate reporting for the newly reorganized company and the predecessor company. Management believes that a combined discussion of predecessor and reorganized company periods is reasonable and appropriate because there were no material adjustments to the presented items (other than cost of sales, depreciation, amortization and interest expense) resulting from the adoption of fresh-start reporting.

Forward-Looking Statements

        Some information included in the report may constitute forward-looking statements that involve a number of risks and uncertainties. From time to time, information provided by us or statements made by our employees may contain other forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: general economic conditions, including inflation, interest rate fluctuations, trade restrictions, and general debt levels; competitive factors, including price pressures, technological development, and products offered by competitors; inventory risks due to changes in market demand or business strategies; and changes in effective tax rates. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

        As a result of the effectiveness of the Archibald Plan, we have adopted "fresh-start" reporting as of November 1, 2002 and created a new reporting entity. "Fresh-start" reporting has resulted in the recording of assets at reorganization value and liabilities at the present value of amounts to be paid.

        The Archibald Illinois reorganization has had a material impact on our liquidity. See "—Liquidity and Capital Resources" for more information regarding the impact of the Archibald Illinois reorganization on our liquidity.

Sweet Factory

        On November 15, 2001, Sweet Factory Group, Inc. ("SFG") and its three subsidiaries, Sweet Factory, Inc., SF Candy Company and SF Properties, Inc., filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware under Chapter 11 of the U.S. Bankruptcy Code. Through the bankruptcy proceedings, the leases for 90 Sweet Factory stores were rejected and the employment of approximately 100 full-time and 400 part-time employees was terminated. On August 6, 2002, we sold the assets of SFG and its subsidiaries for $6.6 million to RDR Group, a California corporation. The proceeds of the sale were applied to pay off the debtor-in-possession financing provided by The CIT Group/Business Credit, Inc. ("CIT"), to pay Archibald Illinois' secured claim, to make cure payments to the landlords under the assumed store leases, to pay administrative expenses, to make a payment to the holders of Archibald Illinois' senior secured notes due 2004 and to make a payment to SFG's unsecured creditors' class. On October 29, 2002, we dissolved SFG and its subsidiaries.

        SFG and its subsidiaries' financial results are included in our consolidated results through November 15, 2001. Accounting principles generally accepted in the United States generally require that any entity that files for protection under the U.S. Bankruptcy Code whose financial statements were previously consolidated with those of its parent must be prospectively deconsolidated from the parent with the investment accounted for using the cost method. The effects on our balance sheet of this deconsolidation and use of the cost method are that: (i) our investment in SFG is included as a single amount and (ii) our receivable from SFG is no longer eliminated. The effect on our income statement is that beginning November 15, 2001, SFG's operating results are not included in the consolidated results. At November 15, 2001, our investment in SFG was a negative $17.1 million, and the receivable had a balance of $19.4 million. Because of SFG's and its subsidiaries' bankruptcies, we determined that the receivable should be reserved for financial reporting purposes. That write-off was first netted against the negative investment balance, with the remaining $2.3 million recorded as a non-operating expense. See Note 3 "Bankruptcy Filing—Sweet Factory" of the notes to the financial statements included in this report for more information regarding the SFG bankruptcy.

Three Months Ended November 30, 2002 Compared to Three Months Ended November 24, 2001

        Net Sales.    Consolidated sales for the three months ended November 30, 2002 were $32.7 million, a decrease of $9.7 million from $42.4 million for the three months ended November 24, 2001. The bankruptcy filing and subsequent deconsolidation of Sweet Factory and its subsidiaries accounted for $8.9 million of the decline. Company-operated retail sales, excluding Sweet Factory, for the three months ended November 30, 2002 were $21.9 million, a decrease of $0.6 million, or 2.7%, from $22.5 million for the three months ended November 24, 2001. Sales for the three months ended November 30, 2002 were positively impacted by the shift of one week in the reporting calendar as a result of the 53rd week in fiscal 2002. As a result of this shift, the quarter ended one week later than the prior year, which has higher seasonal sales. Same store sales, adjusted for the 53rd week in fiscal 2002, decreased 6.6% for Fannie May/Fanny Farmer and 5.2% (4.1% decrease in Canadian dollars) for Laura Secord, primarily due to a weak retail environment. Sales through our third-party retail outlets and non-retail distribution channels decreased $0.2 million to $10.8 million for the three months ended November 30, 2002, from $11.0 million for the three months ended November 24, 2001. The decrease was primarily due to lower mass market and specialty market sales, offset by increased corporate gift sales. Mass market sales were lower due primarily to the loss of a significant customer. The specialty market channel was eliminated in fiscal 2002 upon the expiration of a contract with Hallmark. Specialty market sales for the quarter ended November 24, 2001 were $1.1 million.

        Gross Profit.    Gross profit for the three months ended November 30, 2002 was $17.6 million, a decrease of $7.3 million from $24.9 million for the three months ended November 24, 2001. Gross profit, excluding $1.0 million in the current year associated with the write-up of inventories to fair market value for fresh-start accounting (see Note 5 to the financial statements) and $5.5 million in the prior year for Sweet Factory, for the three months ended November 30, 2002 was $18.6 million, a decrease of $0.8 million or 4.1%, from $19.4 million for the three months ended November 24, 2001. The decrease in gross profit dollars was primarily due to lower sales.

        Selling, General and Administrative.    SG&A expenses were $21.1 million for the three months ended November 30, 2002, a decrease of $8.5 million from $29.6 million for the three months ended November 24, 2001. SG&A expenses, excluding Sweet Factory, were $21.4 million for the three months ended November 24, 2001 for a decrease of $0.3 million. This decrease was primarily due to lower healthcare costs and professional fees.

        Operating Loss.    Operating loss was $5.6 million for the three months ended November 30, 2002, an improvement of $2.8 million from operating loss of $8.4 million for the three months ended November 24, 2001. Operating loss, excluding Sweet Factory, was $5.2 million for the three months ended November 24, 2001 for a decrease of $0.4 million. This decrease was primarily due to the additional $1.0 million in cost of sales associated with the write-up of inventories for fresh-start accounting and lower sales, offset by lower depreciation expense and intangible amortization expense of $1.2 million and lower SG&A expenses.

        Interest Expense.    Interest expense for the three months ended November 30, 2002 was $1.0 million, a decrease of $3.8 million from $4.8 million for the three months ended November 24, 2001. This decrease was primarily due to no longer recording interest expense on the $170 million of senior secured notes due 2004 issued by Archibald Illinois upon commencement of the Archibald bankruptcy proceedings on June 12, 2002 for the period of September 1, 2002 to October 31, 2002. In addition, for the period of November 1, 2002 to November 30, 2002, interest was accrued at a rate of 10% on the newly issued $50 million secured subordinated notes as compared to 10 1/4% on $170 million of senior notes last year for a savings of approximately $1.1 million. On an annual basis, interest expense has been reduced by $12.4 million.

        Other (Income) and Expenses.    Included in other income in the current year is the gain of $124.9 million associated with the debt discharge in connection with the reorganization. Included in other expenses in the prior year is a charge of $2.3 million associated with SFG's bankruptcy and the net write-off (for financial reporting purposes) of a $19.4 million receivable due from SFG and subsidiaries, after first offsetting $17.1 million of that write-off against our negative investment balance in SFG and subsidiaries.

        Reorganization Costs.    On June 12, 2002, our predecessor companies, Archibald Illinois and Holdings, filed petitions in the United States Bankruptcy Court for the District of Delaware to commence a consolidated voluntary bankruptcy proceeding under Chapter 11 of the United States Bankruptcy Code. In connection with these proceedings, we incurred $1.7 million in professional fees and other expenses for the three months ended November 30, 2002. Although we have emerged from Chapter 11 bankruptcy, reorganization costs are still being incurred related primarily to professional fees associated with the establishing of a new corporate structure and resolving all claims filed against Archibald Illinois.

        EBITDA.    Earnings before interest, income taxes, depreciation and amortization, excluding the effect of the nonrecurring cost of sales of $1.0 million, reorganization costs of $1.7 million and the gain on debt discharge of $124.9 million, was a loss of $2.6 million for the three months ended November 30, 2002 as compared to a loss of $2.1 million for the three months ended November 24, 2001, excluding the Sweet Factory EBITDA loss of $2.7 million and the effect of the deconsolidation of Sweet Factory of $2.3 million. The decrease was due primarily to the lower sales offset by the decrease in SG&A expenses.

        Net Income (Loss).    Net income for the three months ended November 30, 2002 was $116.7 million, as compared to a loss of $15.4 million for the three months ended November 24, 2001.

Liquidity and Capital Resources

Operating Activities

        The Archibald Illinois reorganization and the SFG bankruptcy and sale have had a material impact on our liquidity. As a result of the Archibald Plan effective as of November 1, 2002, $170.0 million in principal of Archibald Illinois' 10 1/4% senior secured notes due 2004 has been extinguished and we have issued and have outstanding $50.0 million of 10% secured subordinated notes due 2007. We expect this will generate annual interest savings of approximately $12.4 million. In addition, approximately $13.5 million in mandatory redemption payments that were owed by Holdings on its senior preferred stock have been eliminated and approximately $23.3 million in mandatory redemption payments that would have been owed by Holdings on its junior preferred stock in March 2006 also have been eliminated. We have also terminated unprofitable store leases and renegotiated certain leases and contracts with favorable terms, which we expect will generate annual savings of approximately $0.2 million. The cash costs of the Archibald Illinois reorganization are expected to total approximately $7.0 million.

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

        Net cash used in operating activities was $12.2 million for the three months ended November 30, 2002 compared to $8.3 million for the three months ended November 24, 2001. The decrease in net cash provided by operating activities for the three months ended November 30, 2002 was due primarily to lower accounts payable and accrued liabilities increase offset by lower interest expense associated with the reorganization.

Investing Activities

        Net cash used in investing activities was $1.0 million for the three months ended November 30, 2002 compared to $1.1 million for the three months ended November 24, 2002.

Financing Activities

CIT Facility

        On June 28, 2001, our predecessor company Archibald Illinois and its subsidiary, Sweet Factory Inc. ("Sweet Factory"), entered into a revolving credit facility with CIT, as agent (the "CIT Facility"). The initial borrowings under the CIT Facility were used, in part, to pay all outstanding obligations under Archibald Illinois' revolving credit facility with Bank One, NA, as agent, which facility was then terminated. The CIT Facility provided for revolving loans and letter of credit issuances, subject to certain borrowing conditions, in an aggregate amount at any time not to exceed the lesser of (1) $30.0 million (or specified lower amounts at certain times of the year) and (2) a borrowing base comprised of a percentage of eligible accounts receivable and inventory and owned store locations.

        The CIT Facility was secured by first priority liens on Archibald Illinois' and Sweet Factory's accounts receivable, and inventory, and the Company-owned store locations, and the proceeds therefrom. The subsidiaries of Archibald Illinois and SFG, including Archibald Canada, guaranteed all obligations under the CIT Facility and granted to the agent under the CIT Facility a first priority lien on their accounts receivable, inventory, and the proceeds therefrom. In addition, Holdings guaranteed all obligations under the CIT Facility and granted to CIT a first priority lien on all of its assets, including all the outstanding shares of common stock of Archibald Illinois.

        As of June 14, 2002, there was an aggregate of $13.9 million outstanding under the CIT Facility. On June 14, 2002, proceeds from borrowings under the Archibald DIP Credit Facility (defined below) were used to pay all outstanding obligations under the CIT Facility and the CIT Facility was then terminated.

Sweet Factory DIP Credit Facility

        In connection with the Sweet Factory Bankruptcy, on November 15, 2001, CIT and Sweet Factory entered into a post-petition credit, security and guaranty agreement (the "SF DIP Credit Facility"). Archibald Illinois, Holdings and Archibald Canada and SFG's other subsidiaries guaranteed all obligations of Sweet Factory under the SF DIP Credit Facility. The guaranty by Archibald Illinois was secured by a $1.0 million cash collateral account held by CIT. The SF DIP Credit Facility was for one year and provided for revolving loans at any time not to exceed the lesser of (1) $2.0 million and (2) a borrowing base comprised of a percentage of Sweet Factory's eligible inventory plus a $1.0 million overadvance, subject to certain reserves.

        As of August 6, 2002, an aggregate of $0.5 million of revolving loans were outstanding under the SF DIP Credit Facility. Proceeds from the August 6, 2002 sale of assets of SFG and its subsidiaries were used to pay all outstanding obligations under the SF DIP Credit Facility and the $1.0 million cash collateral account held by CIT as security for the Archibald Illinois guaranty was released. The SF DIP Facility was then terminated.

Archibald DIP Credit Facility

        In connection with the Archibald Illinois Reorganization, on June 14, 2002, Archibald Illinois entered into a post-petition loan and security agreement and guaranty (the "Archibald DIP Credit Facility") with Foothill Capital Corporation, as the arranger and administrative agent, the lenders party thereto and Holdings and Archibald Canada, as guarantors. Under the Archibald DIP Credit Facility, the lenders agreed to make available to Archibald Illinois (a) a $25.0 million revolving credit facility, pursuant to which Archibald Illinois could borrow up to the lesser of (i) $25.0 million and (ii) a borrowing base comprised of certain percentages of eligible accounts receivable and inventory, subject to certain reserves, and (b) an aggregate of $20.0 million in term loans. Initial borrowings under the Archibald DIP Credit Facility were used to pay-off in full the CIT Facility.

        As of November 1, 2002, an aggregate of $30.3 million was outstanding under the Archibald DIP Credit Facility. In connection with the Archibald Plan effective November 1, 2002, all outstanding amounts under the Archibald DIP Credit Facility were repaid in full from proceeds of the initial borrowings under our New Credit Facility (defined below) and the Archibald DIP Credit Facility was terminated.

New Credit Facility

        On November 1, 2002, we entered into a loan and security agreement and guaranty with the financial institutions signatory thereto and Foothill Capital Corporation ("Foothill"), as administrative agent (the "New Credit Facility"). The New Credit Facility was extended to us in connection with our emergence from bankruptcy and replaced the financing provided pursuant to the Archibald DIP Credit Facility, which was terminated pursuant to the Archibald Plan.

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

        Based on our performance during the December holidays, it is unlikely we will satisfy the EBITDA covenant of the New Credit Facility for the second fiscal quarter of 2003. We have begun discussions with Foothill regarding a waiver or amendment of this potential default. However, there can be no assurance that we will be successful in negotiating such a waiver or amendment.

Secured Subordinated Notes

        In connection with the Archibald Plan, concurrently with the execution and delivery of the New Credit Facility, pursuant to an Indenture dated November 1, 2002 (the "Indenture") between us, the Guarantor Subsidiaries and BNY Midwest Trust Company, as trustee (the "Trustee"), we issued $50.0 million in aggregate principal amount of our 10% Secured Subordinated Notes due 2007 (the "Notes") in a transaction exempt from registration under the Securities Act of 1933, as amended. The Notes were issued in replacement of those certain 10 1/4% senior secured notes totaling $170.0 million due 2004 issued by Archibald Illinois pursuant to the Indenture dated July 2, 1997 (as amended and supplemented) between Archibald Illinois and The Bank of New York, as trustee, which indenture (and the notes issued thereunder) was terminated pursuant to the Archibald Plan.

        Interest is payable under the Notes at the rate of 10% per annum and interest payments are to be made semi-annually on January 1 and July 1 of each year, and on the maturity date, commencing on January 1, 2003. On or prior to November 1, 2005, we may elect, in the judgment of our Board of Directors, to make all or a portion of each such interest payment in cash or by issuing new promissory notes (each a "PIK Note") with a principal amount, in each case, equal to the amount of interest that each holder of a Note was due on the interest payment date and which we have elected to pay by issuance of the PIK Note; provided, however, unless certain conditions are satisfied, the New Credit Facility requires that interest accrued under the Notes be paid by the issuance of PIK Notes. The interest payment due on January 1, 2003 will be made in the form of PIK Notes.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

        Our operations are not currently subject to market risks of a material nature for interest risks, foreign currency rates, commodity prices or other market price risks. During fiscal year 2003, we have experienced an increase in the cost of chocolate, our largest raw material, as a result of higher cocoa bean prices, which has been influenced by events in the Ivory Coast.

        The following is a chart of our cash contractual obligations (in thousands) as of November 30, 2002:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Secured subordinated notes	$75,000	$3,333	$15,000	$56,667	$—
Revolving line of credit	25,338	25,338	—	—	—
Term loan agreement	10,000	—	10,000	—	—
Capital lease obligations	147	63	84	—	—
Operating leases	40,273	8,295	20,644	7,448	3,886

Total contractual cash obligations	$150,758	$37,029	$45,728	$64,115	$3,886

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

        Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our president, chief executive officer and secretary and our vice president, chief financial officer, treasurer and assistant secretary have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and are operating in an effective manner.

Changes in internal controls

        There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

        On June 12, 2002, our predecessor companies, Archibald Illinois and Holdings, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware for protection under Chapter 11 of the Bankruptcy Code.

        On November 15, 2001, SFG and its subsidiaries, all of which were wholly owned subsidiaries of Archibald Illinois, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware for protection under Chapter 11 of the Bankruptcy Code.

        From time to time, we are involved in routine litigation incidental to our business. We are not a party to any pending or threatened legal proceeding which we believe would have a material adverse effect on our results of operations or financial condition. Also, except as otherwise discussed above, we were not a party to any such legal proceeding that terminated during the first quarter of fiscal 2003.

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

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

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        None.

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

ITEM 5—OTHER INFORMATION

        None.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

Exhibit Number	Description of Exhibit
99.1	Section 906 CEO Certification
99.2	Section 906 CFO Certification
(b)
Reports on Form 8-K

        The following reports on Form 8-K were filed during the fiscal quarter ended November 30, 2002:

        Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on January 21, 2003.

ARCHIBALD CANDY CORPORATION
By:	/s/ RICHARD J. ANGLIN Richard J. Anglin Vice President and Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

Certifications

I, Ted A. Shepherd, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Archibald Candy Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 21, 2003	/s/ TED A. SHEPHERD Ted A. Shepherd President, Chief Executive Officer and Secretary

Certifications

I, Richard J. Anglin, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Archibald Candy Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 21, 2003	/s/ RICHARD J. ANGLIN Richard J. Anglin Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
  ITEM 1—FINANCIAL STATEMENTS
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
  ITEM 4—CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1—LEGAL PROCEEDINGS
  ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3—DEFAULTS UPON SENIOR SECURITIES
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5—OTHER INFORMATION
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Certifications